Form 10-Q
period 2012-06-30
GOLD PARTY PAYDAY INC
filed 2012-08-20
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-179490

Gold Party Payday, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3327444
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3189 Pepperhill Road, Lexington, Kentucky, 40502

(Address of Principal Executive Offices)   (Zip Code)

(859) 552-6204
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

As of August 17, 2012, there were 4,000,000 shares of the registrant’s common stock outstanding.

Gold Party Payday, Inc.

Item 1. Financial Statements

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$88	$2,006
Prepaid expenses	-	325
Inventory	2,182	-

Total Current Assets	2,270	2,331

Total Assets	$2,270	$2,331

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accrued expenses	$500	$-

Total Current Liabilities	500	-

STOCKHOLDER'S EQUITY:
Preferred stock: $0.000001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.000001 par value; 95,000,000 shares authorized; 4,000,000 shares issued and outstanding	4	4
Additional paid-in capital	28,517	2,733
Deficit accumulated during the development stage	(26,751)	(406)

Total Stockholder's Equity	1,770	2,331

Total Liabilities and Stockholder's Equity	$2,270	$2,331

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

			For the Period from
	For the Nine Months	For the Three Months	August 16, 2011
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Commission earned during the development stage	$381	$354	$424

Operating expenses:
Professional fees	26,606	18,945	27,031
General and administrative expenses	120	-	157

Total operating expenses	26,726	18,945	27,188

Loss before income taxes	(26,345)	(18,591)	(26,764)

Income taxes provision	-	-	-

Net loss	$(26,345)	$(18,591)	$(26,764)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	4,000,000	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statement of Member's and Stockholder's Equity

For the Period from August 16, 2011 (Inception) through June 30, 2012

(Unaudited)

					Earnings (Deficit)
		Common Stock, $0.000001 Par Value		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholder's
	Member Interest	Shares	Amount	Capital	Development Stage	Equity

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net income for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital contribution				25,784	-	25,784

Net loss					(26,345)	(26,345)

Balance, June 30, 2012	$-	4,000,000	$4	$28,517	$(26,751)	$1,770

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

		For the Period from
	For the Nine Months	August 16, 2011
	Ended	(inception) through
	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(26,345)	$(26,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	325	-
Inventory	(2,182)	(2,182)
Accrued expenses	500	500

Net cash used in operating activities	(27,702)	(28,446)

Cash flows from financing activities:
Capital contribution	25,784	28,534

Net cash provided by financing activities	25,784	28,534

Net change in cash	(1,918)	88

Cash at beginning of period	2,006	-

Cash at end of period	$88	$88

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

 (A Development Stage Company)

June 30, 2012

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 -	ORGANIZATION AND OPERATIONS

Gold Party Payday, LLC

Gold Party Payday, LLC, a development stage company, (“LLC” or “Predecessor”) was organized as a Limited Liability Company on August 16, 2011 under the laws of the State of California. The LLC organizes events and parties in which guests bring their unwanted jewelry, scrap gold and silver, and other gold and silver items to sell to the LLC.  The LLC’s events are centered around home parties hosted primarily by individuals.  The LLC also supports organizations by holding fundraising events hosted by churches and other charitable or religious organizations (the “Event Host(s)”).  A “Gold Party Payday” event host typically receives 10% of the gross proceeds received at the event.  The Event Host also receives a bonus equal to 5% of the gross proceeds received at any parties or events that are booked by guests who attended the original event.

Gold Party Payday, Inc.

Gold Party Payday, Inc. (the “Company”) was incorporated on September 19, 2011 under the laws of the State of Delaware for the sole purpose of acquiring all of the outstanding membership units of Gold Party Payday, LLC. Upon formation, the Company issued an aggregate of 4,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Gold Party Payday, LLC. No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.000001 par value and paid in capital was recorded as a negative amount of ($4).   The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Gold Party Payday, LLC, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC member’s capital account inclusive of capital contributions of $2,750 and LLC’s undistributed earnings and losses of ($13) as of September 18, 2011 to additional paid-in capital.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from August 16, 2011 (inception) through September 30, 2011 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which became effective on June 25, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Gold Party Payday, LLC	As of June 30, 2012 and September 30, 2011, for the Three and Nine Months Ended June 30, 2012, and for the Period from August 16, 2011 (Inception) through June 30, 2012

Gold Party Payday, Inc.	As of June 30, 2012 and September 30, 2011, for the Three and Nine Months Ended June 30, 2012, and for the period from September 19, 2011 (inception) through June 30, 2012

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company recognized nominal amount of revenues, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; inventory valuation and obsolescence; revenue recognized or recognizable; sales returns and allowances; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will be a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Fiscal Year-End

The Company elected September 30 as its fiscal year-end date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company was a single member LLC, until September 19, 2011 during which time the Company was treated as a disregarded entity for income tax purposes.  The operating results prior to September 19, 2011 of LLC were included in the income tax return of the Company’s founder.

Effective September 19, 2011, the Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: De-recognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

 Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 -	STOCKHOLDER’S EQUITY

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $0.000001 per share, and Ninety Five Million (95,000,000) shares shall be Common Stock, par value $0.000001 per share.

Common Stock

On September 19, 2011, upon formation, the Company issued an aggregate of 4,000,000 shares of the newly formed corporation’s common stock to the member of the LLC for all of the outstanding membership units of Gold Party Payday, LLC. No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.000001 par value and paid in capital was recorded as a negative amount of ($4).

Capital Contribution

On September 19, 2011, as part of the recapitalization, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC member’s capital account inclusive of capital contributions of $2,750 and LLC’s undistributed earnings and losses of ($13) as of September 18, 2011 to additional paid-in capital.

$25,784 of operating expenses was paid on behalf of the Company by its stockholder and recorded as a capital contribution.

NOTE 5 -	RELATED PARTY TRANSACTIONS

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

NOTE 6 -	SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in this prospectus beginning on page F-1.

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.  Our events are centered around home and office parties hosted primarily by individuals.  We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations.  A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event.  The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 12 parties, purchasing approximately $6,000 in gold and silver items. In May 2012, we sold approximately $3,400 in gold items to a previous metal refiner and are currently holding approximately $3,000 in additional gold and silver items in inventory. We expect to hold one to two parties per month on average in 2012, and are currently scheduling appointments. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.

Event guests have their items tested, measured, weighed and appraised at the party and they receive an offer on the spot, based on the quality and quantity of the precious metals contained in the items and prevailing gold and silver prices.  Event guests who accept the offer and sell their items to us receive a corporate check at that time. We keep purchased items separated for at least three days in case a seller changes his or her mind and wants a refund minus a 10% processing fee.

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services. Following the event, we deliver the purchased items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals. This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal. We estimate that we will be paid approximately 90% of the daily gold spot value, based on our discussions with precious metal refining companies, given the volume of gold and silver items we have. We expect to be paid by the refinery approximately two weeks following melting and testing. Our gross profit would represent the difference between the sales proceeds received from the refinery and the cost of scrap gold and silver and bullion coins purchased from guests, less any other costs classified as cost of goods sold.

Revenue Recognition

We seek to derive revenues in two different ways.

First, we estimate our inventory using a scrap gold/silver calculator after the gold and silver items purchased from individuals at parties are measured, tested and weighed.  We will use publicly available sources to obtain daily spot prices to input into these calculations.

We will then ship the inventory to the refineries and will keep such inventory as an asset until it has been received, weighed and had its purity tested by the refinery. The refinery agrees to pay us at a certain percentage of the spot price of gold and silver being used the day that the refinery melts and tests the metal and we recognize the revenue when the collectability is reasonably assured.  We assess the collectability based on a number of factors, including the refinery's creditworthiness.  We do not request collateral from the refinery. If we determine that collection of accounts receivable resulting from the sales of the gold and silver is not reasonably assured, we will defer the revenue recognition and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Our gross profit bears the risk of change, either upwards or downwards because the spot price of gold and silver is used the day that the refinery melts and tests the metal, not the date that it was purchased and recorded as inventory.

Some refineries offer a “lock-in” price over the telephone.  During periods of volatility in the spot prices of gold and silver, the lock-in method may be preferred as compared with waiting five to ten business days for gold and silver to be delivered to the refinery and melted, weighed and tested to determine the value.

The second way is when gold and silver prices are low, we buy gold and silver bullion/coins for several clients.  We follow Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition for this revenue stream by reporting revenue on a net basis, since we (a) do not act as principal in the transaction, (b) take no title to the products, (c) have no risks and rewards of ownership, such as the risk of loss for collection, delivery or returns, and (d) do act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on sales.  We determined that we should report revenue based on the net amount billed to a customer when considering each of the following eight indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) we are not the primary obligor in the arrangement; (2) we have no general inventory risk (before customer order is placed or upon customer return); (3) we have no latitude in establishing price; (4) we do not change the product or perform part of the service; (5) we have discretion in supplier selection (i.e., we have multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer); (6) we are not involved in the determination of product or service specifications (i.e., we do not determine the nature, type, characteristics or specifications of the product(s) or service(s) ordered by the customer); (7) we have no physical loss inventory risk of purchased inventories after customer order; and (8) we have no credit risk.

Revenue to date is classified as commission fee revenue because it consists of the sale of gold bullion coins which were purchased by us on behalf of clients.

The cost of goods sold, which is only for the first revenue stream described above, consists of scrap gold and silver and bullion coins purchased, plus the shipping costs to deliver them to the precious metal refineries.

Limited Operating History

We are considered a development stage company in accordance with the guidance contained in the Codification Topic No. 915, “Development Stage Entities.”  We are still devoting substantially all of our efforts toward establishing our business, and our planned principal operations have commenced in a limited capacity.  All losses accumulated since inception have been considered as part of our development stage activities.

We have commenced limited operations and will require additional capital to recruit personnel to operate our business and to implement our business plan. In the next 12 months, if we are unable satisfy our cash requirements, our sole stockholder has indicated that she is willing to loan funds to us to cover any shortfalls, as described below.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Decrease in gold and silver prices - Gold and silver prices have historically been subject to fluctuations and are affected by numerous factors beyond our control. Stronger gold and silver prices have resulted in a greater interest by Americans in selling their unwanted jewelry, scrap gold and silver, coins and other gold and silver items. There can be no assurance that this interest will continue at its current level and, when gold and silver prices do decrease, we expect fewer Americans will be interested in selling their gold and silver items, resulting in a lack of supply of goods to us and more competitive conditions, which will negatively impact our financial results.

•	Direct competition with jewelry stores and pawnshops - Some jewelry stores and pawnshops benefit from occupying “brick and mortar” storefronts, being located in retail areas and utilizing print and other advertising in a given community, thus being more visible to potential sellers of gold and silver items, than we are. In addition, most of these jewelry stores and pawnshops have greater financial resources than we do. These additional resources may allow these competitors to continue in the business longer than we can under adverse market conditions.

•	Availability of additional capital - Our growth will depend on the availability of additional capital. We have limited commission fee revenue and losses and we may be dependent on non-banking or traditional sources of capital, which tend to be more expensive. Any increase in cost of goods sold will further tighten cash reserves.

Results of Operations

For the period from September 30, 2011 to June 30, 2012, we had $381 in commission fee revenue. Revenues were generated from the purchase of gold bullion coins for clients, which will not be our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. Operating expenses for the period totaled $26,726, resulting in a net (loss) of $(26,345). Expenses for the period consisted of $26,606 in professional fees and $120 for general and administrative expenses. No income tax provision has been made for the period from September 20, 2011 to June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had $88 cash on hand. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, we have generated minimal commission fee revenue and accumulated operating losses.  In addition, we do not have sufficient working capital to meet current operating needs for the next 12 months, as described above.  All of these factors raise substantial doubt about our ability to continue as a going concern.

Our officers and directors have not, as of the date of this prospectus, loaned any funds to us.  Except as indicated below, there are no such formal commitments or arrangements to advance or loan funds to us in the future.

Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, has agreed to loan us up to $50,000 in order to fund our working capital expenditure requirements for one year after the date of this prospectus, as and when such funding is necessary and required. Any such loan will be evidenced by a non interest-bearing, unsecured promissory note payable if and when we have the financial resources to do so, as determined by our board at that time.

Seasonality

Although our operating history is limited, we do not consider our business to be seasonal.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Cash Requirements

We believe that our $88 in cash on hand at June 30, 2012 and limited cash flow from operations to date from our sale of approximately $3,400 in gold items to a precious metal refiner in May 2012 will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

These conditions indicate a material uncertainty that casts significant doubt about our ability to continue as a going concern.   We require additional debt or equity financing to have the necessary funding to continue operations and meet our obligations. We have continued to adopt the going concern basis of accounting in preparing our financial statements.

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

—	An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

—	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

—	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for a public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for a public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Item 3. Quantitative and Qualitative Analysis About Market Risk

Not required.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER Information

Item 1.   Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Securities

None.

(b)	Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On June 25, 2012, 2012, the SEC declared the Company’s Registration Statement on Form S-1 (File No: 333-179490) (the “Registration Statement”) effective under the Securities Act. The Company originally filed the Registration Statement with the SEC on February 13, 2012, therein registering under the Securities Act, an aggregate of 666,667 shares of the Company’s common stock for sale by the Company at an offering price of $0.12 per share. As of the date hereof, the Company has not sold any of the shares of its Common Stock included on the Registration Statement, and has not received any proceeds from the offering. There are no underwriters or underwriting commissions involved in the offering. The Company’s common stock offered pursuant to the Registration Statement will be sold on the Company’s behalf by the Company’s officers and directors.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation of Gold Party Payday, Inc., filed September 19, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Bylaws of Gold Party Payday, Inc. (1)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Document

________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-179490), declared effective by the U.S. Securities and Exchange Commission on June 25, 2012.

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD PARTY PAYDAY, INC.

Date: August 20, 2012	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

