Form 10-Q/A
period 2012-06-30
GOLD PARTY PAYDAY INC
filed 2012-08-24
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Gold Party Payday, Inc. (the “Company”) derives its revenues in two different ways: (1) from sales with refineries of gold purchased from individuals at parties, with revenues being generated upon the shipment of merchandise, and (2) when gold and silver prices are low, buying gold and silver bullion/coins for clients. The Company reports revenue in the first way on a gross basis and reports revenue in the second way on a net basis.

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”), originally filed by the Company on August 20, 2012, is being filed to amend (i) the Consolidated Statement of Operations on page 2 and (ii) the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” on page 16 to separate the two types of revenue which were previously shown on a net basis only.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q.

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

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statement of Operations

			For the Period from
	For the Nine Months	For the Three Months	August 16, 2011
	Ended	Ended	(inception) through
	June 30, 2012	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Commission earned during the development stage	$77	$50	$120
Revenue earned during the development stage	3,417	3,417	3,417

Cost of revenue	3,113	3,113	3,113

Gross profit	381	354	424

Operating expenses:
Professional fees	26,606	18,945	27,031
General and administrative expenses	120	-	157

Total operating expenses	26,726	18,945	27,188

Loss before income taxes	(26,345)	(18,591)	(26,764)

Income taxes provision	-	-	-

Net loss	$(26,345)	$(18,591)	$(26,764)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	4,000,000	4,000,000

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

Results of Operations

For the period from September 30, 2011 to June 30, 2012, we had $77 in commission fee revenue. Commission fee revenues were generated from the purchase of gold bullion coins for clients, which will not be our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. For the period from September 30, 2011 to June 30, 2012, we had $3,417 in sales revenue from sales of gold items acquired at our events and parties to a precious metal refiner in connection with our normal revenue generating activity. The cost of revenue for the period from September 30, 2011 to June 30, 2012 was $3,113, resulting in gross profit from all revenue of $381. Operating expenses for the period totaled $26,726, resulting in a net (loss) of $(26,345). Expenses for the period consisted of $26,606 in professional fees and $120 for general and administrative expenses. No income tax provision has been made for the period from September 20, 2011 to June 30, 2012.

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

GOLD PARTY PAYDAY, INC.

Date: August 23, 2012	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

