Form 10-K
period 2012-09-30
GOLD PARTY PAYDAY INC
filed 2012-12-31
CIK 1532424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number: 333-179490

Gold Party Payday, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3327444
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3189 Pepperhill Road
Lexington, Kentucky	40502
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (859) 552-6204

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0. As of December 28, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $40,002 based on the sale price of the shares in the registrant’s initial public offering completed on December 21, 2012, of $0.12 per share. To date, the shares of our company have not traded publicly.

Number of shares outstanding of the registrant’s common stock as of December 28, 2012: 4,333,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

GOLD PARTY PAYDAY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Gold Party Payday, a development stage company, organizes events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.  Our events are centered around home and office parties hosted primarily by individuals.  We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations.

We were incorporated in the State of Delaware on September 19, 2011. Our wholly-owned subsidiary, Gold Party Payday, LLC, in which we began our business, was formed as a limited liability company under the laws of the State of Kentucky on August 16, 2011. Our principal executive office is located at 3189 Pepperhill Road, Lexington, Kentucky 40502. Our main telephone number is (859) 552-6204. We maintain a website at www.goldpartypayday.net. The contents of this website are not part of this annual report.

Operations

A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event.  The host also receives a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 16 parties, purchasing approximately $6,050 in gold and silver items. In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner and we are currently holding approximately $2,500 in additional gold and silver items in inventory. We expect to hold one to two events per month on average in 2013, and are currently scheduling appointments. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events. Our parties are currently being conducted in central Kentucky.

Event guests have their gold and silver items tested, measured, weighed and appraised at the party and they receive an offer on the spot, based on the quality and quantity of the precious metals contained in the items and prevailing gold and silver prices.  Event guests who accept the offer and sell their items to us receive a corporate check at that time. We keep purchased items separated for at least three days in case a seller changes his or her mind and wants a refund minus a 10% processing fee. To date, we have not used a written purchase or sale contract.

Through both publicly available sources and the contacts we have made to date in the industry, we seek the best prices offered by precious metal refineries to resell the purchased items in bulk quantities.  We also work with several clients to source gold and silver bullion at competitive prices.

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services. Following the event, we will deliver the items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals. This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal. We estimate that we will be paid 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our two sales of gold items in 2012. We expect this payout ratio to remain consistent throughout 2013. We are paid by the refinery approximately three business days following melting and testing.

Currently, we do not pay for gems. At our parties, we offer to remove gems and stones from jewelry settings and return them to the seller. If the seller does not want to keep the gems and stones, then we will retain them and take a bulk quantity to a gemologist for appraisal of value.

We have had discussions with several precious metal refining companies with which we intend to do business in the future. We currently perform our own appraising services. In the future, if needed, we may retain appraising companies or additional personnel from time to time to attend our events with us.

We are a newly-formed, development stage company with limited sales and commission fee revenue and operations, minimal assets and a net loss since inception. To date, we have earned only a small amount of revenue and have not generated cash flow from operations. We are currently holding in inventory certain items purchased at our parties. Our independent registered public accounting firm has expressed substantial doubt that we can continue as an ongoing business operation.

We do not have any current plans, arrangements, commitments or understandings to engage in a merger with or acquisition of another company.

Precious Metal Appraisals

The process we use for appraising gold and silver items at a party are:

(1)	Visually inspect the item with a jewelers loupe for markings (e.g., to determine 10-karat or 14-karat gold).

(2)	Pass neodymium magnet over the item to test for gold plated or fake/costume jewelry.

(3)	Test the item with electronic tester to verify consistency with markings, if any were viewed in step 1.

(4)	If electronic test and markings match, skip to step 6.

(5)	If further verification needed after step 3, test item with an acid test kit.

(6)	Weigh item on a digital jewelry scale.

(7)	Calculate an offer based on metal karat, spot price, weight and payout ratio.

We count Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, and Richard J. Hitt, our Secretary and a director, as trained valuation buyers.  Their knowledge was gained from training and practicing with the assistance of experienced valuation buyers. They do not hold (nor are required to hold) any certifications to serve in such capacity.

Opportunity

Gold has been highly valued from the earliest time because of its beauty and resistance to corrosion and because it is easier to work with than all other metals. Gold is easier to obtain in pure form than all other metals. Due to its relative rarity, gold has been used as currency and as a basis for international monetary transactions. According to public statistics, over 80% of available gold has been used to produce coins and jewelry which are purchased by consumers. Over time, some of these items become unwanted or broken. We provide a way for consumers to cash in on these unwanted and broken items while recycling the gold back into the overall gold market.

As the global economic market turns downward, we believe that more individuals will be seeking a safe and easy solution to sell their unwanted gold and silver coins and jewelry containing precious metals. As the need for cash rises, so does the value of gold, silver and other precious metals.

Growth Strategy

Our expansion and growth plans for the future include establishing a regional network of independent associates in cities throughout Kentucky and surrounding states, provided we can continue to offer exceptional customer service and competitive payouts that set us apart.  As we grow, we plan on adding independent associates to book parties and events throughout these and other states, and hire an in-house accounting staff to manage our finances and in-house marketing and operations staff to manage our events.

With the net proceeds of our recent public offering, we intend to expand the geographic footprint of our parties and events. We also expect to deploy additional capital by being able to host parties and acquire gold and silver items more frequently.  We will increase our marketing budget to create more market awareness of our company through direct-mail pieces to charities and churches, as well as online pay-per-click advertising through Google, Bing and Yahoo.

Competition

We are in direct competition with jewelry stores and pawnshops that purchase gold and silver.  We believe that we distinguish ourselves in three ways:

•	Our guests sell their items in a trusted environment, for example, at friends’ homes or offices, or at their church or a charity's office,

•	We can offer higher payouts because we do not have a brick and mortar storefront and the high overhead and operational expenses associated with it, and

•	Our guests enjoy the satisfaction in knowing they are financially contributing to a friend, church or charity by selling items to us.

Our business is highly competitive. We are a newcomer to this industry and virtually everyone we compete with has more industry experience than we do, has more financial resources than we do, and will likely have more financial resources than we will have for the foreseeable future. Some of our primary competitors are Cash4Gold, LLC, My Gold Envelope, Money4Gold, Inc. and Lippincott, LLC.

Government Regulation

Our activities currently are subject to no particular regulation by governmental agencies other than that routinely imposed on corporate businesses. However, we are subject to the unfair trade practice rules of the Federal Trade Commission. We may also be subject to various state laws designed to protect consumers. We cannot predict the impact of future regulations on either us or on consumers.

Intellectual Property

We currently have no patents, trademarks or other registered intellectual property. We do not consider the grant of patents, trademarks or other registered intellectual property essential to the success of our business.

Employees

Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of December 28, 2012. As our company grows, we expect to hire more employees.

Recent Developments

On December 21, 2012, we completed our initial public offering of 333,350 shares of common stock at an initial offering price of $0.12 per share, or an aggregate offering price of $40,002. The public offering commenced on June 25, 2012 pursuant to a Registration Statement on Form S-1 (No. 333-179490) that the U.S. Securities and Exchange Commission declared effective on June 25, 2012. The offering was terminated upon the completion of the minimum offering described in the Registration Statement. Of the 666,667 shares of common stock registered under the Registration Statement, 333,317 shares will not be sold. No underwriters were used in the public offering.

After deducting offering-related expenses of $30,000, the public offering resulted in net proceeds to us of $10,002. No offering expenses were paid directly or indirectly to any of our directors, officers or their associates, persons owning 10% or more of any class of our equity securities or any other of our affiliates. We have deposited the net proceeds of the public offering in a highly-rated U.S. financial institution. We are using the net proceeds of the public offering for our marketing efforts and for working capital, and there has been no material change in our planned use of proceeds from the public offering than what is described in the registration statement.

ITEM 1A. RISK FACTORS

In addition to the other information provided in this annual report, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock. All material risks are discussed in this section.

Risks Relating to Our Business and Industry

We have reported limited revenue and net losses, and there can be no assurance that we will ever generate significant revenue or net income.

We began our business on August 16, 2011, and have limited revenue and operations, and minimal assets. In May and July 2012, we sold approximately $3,400 and $600 in gold items, respectively, to a precious metal refiner and are holding approximately $3,000 in additional gold and silver items in inventory, which were purchased at our parties. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, the scaling-up of operations and the competitive environment in which we are operating.  From August 16, 2011 (date of inception) to September 30, 2012, we had commission fee revenue earned during the development stage of $120 and a net loss of $(29,155).  At September 30, 2012, we had total stockholder’s equity of $1,876.  No assurance can be given that we will have net income in future periods or ever generate significant revenue. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	development and launching of our strategy to expand to cities throughout Kentucky and surrounding states,

•	creation of market awareness through direct-mail pieces and online advertising,

•	ability to attract event hosts and guests who want to sell their unwanted gold and jewelry items, and

•	entering into profitable relationships with refiners of precious metals.

Based upon current plans, we expect to incur operating losses in future periods because we expect to incur fees and expenses which will exceed revenue for the foreseeable future.

Because of our deficit accumulated during the development stage and our net loss, our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Because we had a deficit accumulated during the development stage at September 30, 2012, and had a net loss and net cash used in operating activities for the period from August 16, 2011 (date of inception) to September 30, 2012, our auditors have expressed substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months without raising additional funds. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months. The financial statements included in this annual report do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to cease operations and you could lose your investment.

A decrease in gold and silver prices will likely result in fewer potential sellers of gold and silver items, which would negatively impact our operations.

Gold and silver prices have historically been subject to fluctuations and are affected by numerous factors beyond our control, including international economic and political conditions, levels of supply and demand, availability and costs of metals substitutes and international exchange rates. Stronger gold and silver prices have resulted in a greater interest by Americans in selling their unwanted jewelry, scrap gold and silver, coins and other gold and silver items. There can be assurance that this interest will continue at its current level and, when gold and silver prices do decrease, we expect fewer Americans will be interested in selling their gold and silver items, resulting in a lack of supply of goods to us and more competitive conditions.  Accordingly, a decrease in gold and silver prices would negatively impact our operations and financial results.

If we do not attract event hosts and guests, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract event hosts and guests who desire to sell their unwanted gold and jewelry items for cash. Our strategy to attract individuals and organizations includes direct mail and online advertising. If we are unsuccessful in attracting a sufficient number of event hosts and guests, our ability to make money and our financial condition will be harmed. We cannot guarantee that we will ever have a significant number of events. Even if we accomplish this, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

In light of our limited financial resources, we may be unable to maintain agreements for the services of a precious metal refinery which could impair our ability to pursue our business.

We need to maintain a services agreement with a precious metal refinery in connection with our business. In light of the fact that we are a small company and have limited financial resources, we may be unable to maintain formal agreements for the services of a precious metal refinery. In the event that we are unable to maintain these services, we may be forced to seek alternative sources for such services and the costs may be higher than anticipated.

We directly compete with jewelry stores and pawnshops, some of which are more visible than us and most of which have substantially greater resources than we have.

Some jewelry stores and pawnshops benefit from occupying "brick and mortar" storefronts, being located in retail areas and utilizing print and other advertising in a given community, thus being more visible to potential sellers of gold and silver items, than we are. In addition, most of these jewelry stores and pawnshops have substantially greater financial and personnel resources than we have. These additional resources may allow these competitors to continue in the business longer than we can under adverse market conditions.  Competition in this market is highly competitive.

We have limited marketing and sales capability, which would not currently support growth and could cause our results of operations to be stagnant.

We have limited internal marketing and sales capability at this time. Currently, our own marketing and sales force would not support growth.  This limited marketing and sales capability could cause our results of operations to be stagnant for an indefinite period of time.

Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We will need additional cash to fund our operations after March 2013. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds, if and when needed, by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our common stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

If Tatum L. Morita resigns or dies without our having found a replacement, our operations may be suspended or cease. If that should occur, you could lose your investment.

Tatum L. Morita is our President, Chief Executive Officer and Chief Financial Officer.  We are dependent upon her to coordinate the marketing of our services and for her knowledge and contacts in our business.  If Ms. Morita should resign or die, there will be no one with her knowledge to operate the company. Further, we do not have an employment agreement with Ms. Morita and we do not have key-person life insurance for our benefit should she die. If we lose the services of Ms. Morita, and until we find another person to replace her, our operations may be suspended. In that event, it is possible you could lose your entire investment.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Finra rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of an issuer’s internal controls over financial reporting. Assigned to accounting issues at present is only Ms. Morita, our President, Chief Executive Officer and Chief Financial Officer, which may be deemed to be inadequate. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

We may have to hire additional experienced precious metal appraisers as our business expands, or our business will be stagnant.

We may have to hire additional experienced personnel to assist us with precious metal appraisals if and as we expand our operations. If we need additional experienced personnel and we do not hire them, our business will be stagnant.

Because Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we may be unable to pay.

Because Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, does not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire additional experienced personnel to assist us with their preparation. If we need additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.

Having only two officers and two directors (the same persons) limits our ability to establish effective independent corporate governance procedures and increases the control of our senior executive officer.

We have only two directors and two officers.  Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.  In addition, a tie vote of board members is decided in favor of the chairman (who is Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer), which gives Ms. Morita significant control over all corporate issues.

Unless and until we have a larger board of directors that would include one or more independent members, there will be limited oversight of Ms. Morita’s decisions and activities and little ability for you to challenge or reverse those activities and decisions, even if they are not in your best interests.

Risks Related to Our Common Stock

Because there is no public trading market for our common stock, you may not be able to resell your stock and, as a result, your investment is illiquid.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as a stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, your investment is illiquid.

An active trading market may not develop in the future.

An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the market value and increase the volatility of your shares of common stock. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, owns 92% of our outstanding shares of common stock. As a result, Ms. Morita will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. This concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Finra sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or Finra, has adopted rules that require that in recommending an investment to a customer, a broker/dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities (commonly referred to as penny stock) to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, Finra believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  Finra requirements will make it more difficult for broker/dealers to recommend that their customers buy our common stock when traded, which may have the effect of reducing the level of trading activity and liquidity of our common stock in the future.  Further, many brokers charge higher fees for these speculative low-priced securities transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

We will incur ongoing costs and expenses for SEC reporting and compliance and we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We are working with a market maker to apply to have our shares quoted on the OTC Bulletin Board operated by Finra.  To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their periodic report filings with the SEC. Securities that become delinquent in their required filings are removed. In order for us to remain in compliance we will require funds to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

Our charter contains some anti-takeover provisions that may inhibit a takeover that might benefit you.

The provisions in our certificate of incorporation relating to delegation to the board of directors of rights to determine the terms of preferred stock may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for stockholders to make management changes.  The ability of our board of directors to determine the terms of preferred stock, while providing flexibility in connection with possible business purchases and other corporate purposes, could make it more difficult for a third party to secure a majority of our outstanding shares of common stock.

Our common stock is considered “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since we are still in the process of getting our shares of common stock quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Delaware corporate law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of May 30 of any year.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this annual report are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Actual results may be materially different than those described in this annual report. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the factors described in the “Risk Factors” section and elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We currently utilize an office in the home of Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, on a rent-free basis.

ITEM 3. LEGAL PROCEEDINGS

As of the date hereof, we are not involved in any pending or threatened legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue 95,000,000 shares of common stock, par value $0.000001 per share. As of December 28, 2012, there were 4,333,350 shares of common stock issued and outstanding held by 29 stockholders of record.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop or, if developed, may not be sustained. We have no agreements or understandings with any person with regard to the development of a trading market in any of our securities.

OTC Bulletin Board Qualification for Quotation

We are still in the process of getting our shares of common stock quoted on the OTC Bulletin Board. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for our shares of common stock, developments affecting our business generally, including the impact of the factors referred to in “Risk Factors,” investor perception and general economic and market conditions. No assurance can be given that an orderly or liquid market, if any, will ever develop for our shares of common stock.

Dividends

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of our surplus. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and other factors.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.000001 per share. As of December 28, 2012, there were no shares of preferred stock outstanding.

Preferred stock may be issued in series with preferences and designations as the board of directors may from time to time determine (commonly known as “blank check” preferred stock). The board may, without shareholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans or arrangements under which equity securities are authorized for issuance.

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly-announced plan or otherwise, were made during any month in fiscal 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in this annual report beginning on page F-1.

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

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.  Our events are centered around home and office parties hosted primarily by individuals.  We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations.  A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event.  The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 16 parties, purchasing approximately $6,050 in gold and silver items. In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner and we are currently holding approximately $2,500 in additional gold and silver items in inventory. We expect to hold one to two parties per month on average in 2012, and are currently scheduling appointments. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.

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

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services. Following the event, we deliver the purchased items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals. This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal. We estimate that we will be paid approximately 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our two sales of gold items in 2012. We expect this payout ratio to remain consistent throughout 2013. We are paid by the refinery approximately three business days following melting and testing. Our gross profit would represent the difference between the sales proceeds received from the refinery and the cost of scrap gold and silver and bullion coins purchased from guests, less any other costs classified as cost of goods sold.

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

Results of Operations

In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner. Costs associated with these sales were approximately $3,600. For the period from August 16, 2011 (date of inception) to September 30, 2012, we had $120 in commission fee revenue. The commission revenues were generated from the purchase of gold bullion coins for clients, which are not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. The above revenues less the direct costs of goods sold yielded a gross profit of $500. Operating expenses for the period totaled $29,688, resulting in a net loss of $(29,155). Expenses for the period consisted of $29,247 in professional fees and $441 for general and administrative expenses. No income tax provision has been made for the period from August 16, 2011 (date of inception) to September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had $163 cash on hand. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Our officers and directors have not, as of the date of this annual report, loaned any funds to us.  Except as indicated below, there are no formal commitments or arrangements to advance or loan funds to us in the future.

Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, has agreed to loan us up to $50,000 in order to fund our working capital expenditure requirements through June 2013, as and when such funding is necessary and required. Any such loan will be evidenced by a non interest-bearing, unsecured promissory note payable if and when we have the financial resources to do so, as determined by our board at that time.

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

Cash Requirements

We believe that our $163 in cash on hand at September 30, 2012 and limited cash flow from operations to date from our sale of approximately $4,000 in gold items to a precious metal refiner in May and July 2012 will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this annual report follow the signature page beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age	Positions
Tatum L. Morita	32	President, Chief Executive Officer, Chief Financial Officer and Director

Richard J. Hitt	28	Secretary and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Tatum L. Morita, President, Chief Executive Officer, Chief Financial Officer and a Director, founded our company in August 2011. Ms. Morita has been involved in the residential real estate market as a realtor and investor for ten years. Currently, she is a realtor at Atkins Real Estate since January 2011, and was a realtor at Believe It Realty from June 2009 to January 2011, and at Rector-Hayden Realty from November 2003 to June 2009. Ms. Morita’s family has extensive experience in the precious metals business through multiple private mining companies, in which Ms. Morita has assisted from time to time in the past. Ms. Morita holds a B.A. degree in communications from the University of Kentucky.

Richard J. Hitt, Secretary and a Director, joined our company in September 2011. Mr. Hitt is currently the director of business development of Legacy Financial, a financial software developer, since March 2011. Previously, Mr. Hitt was director of expansion of Phi Gamma Delta, a non-profit organization, from May 2007 to March 2011. He is also an independent investor in the precious metals market. Mr. Hitt holds a B.A. degree in economics and Spanish from Wittenberg University, Springfield, Ohio. Mr. Hitt spends approximately four hours per month working with us.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

Our board of directors expects to create an audit committee, compensation committee, and nominations and governance committee during 2013, in compliance with established corporate governance requirements. Currently, we have no “independent” directors, as that term is defined under Nasdaq listing rules.

Audit Committee. We plan to establish an audit committee of the board of directors. The audit committee would be primarily responsible for reviewing the services performed by our independent registered public accounting firm and evaluating our accounting policies and our system of internal controls.

Compensation Committee. We plan to establish a compensation committee of the board of directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any future incentive compensation plans, and recommend and approve grants of stock options, restricted stock and other awards under any such plan.

Nominations and Governance Committee. We plan to establish a nominations and governance committee of the board of directors. The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

To date, our full board, rather than any of the committees, has performed all of these functions.

Indebtedness of Directors and Executive Officers

None of our directors or officers or their respective associates or affiliates is indebted to us.

Family Relationships

Our directors and officers do not have any family relationship between each other.

Legal Proceedings

As of December 28, 2012, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.

Employment Agreements

We do not currently have an employment agreement with Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, or with Richard J. Hitt, our Secretary, and do not intend to do so until such time as we deem it prudent. Ms. Morita and Mr. Hitt do not currently receive a salary for their services, and we do not yet recognize compensation expense in our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

Our code of ethics is posted on our Internet website at www.goldpartypayday.net. We will provide our code of ethics in print without charge to any stockholder who makes a written request to Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, at Gold Party Payday, Inc., 3189 Pepperhill Road, Lexington, Kentucky 40502. Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.goldpartypayday.net.

ITEM 11. EXECUTIVE COMPENSATION

We began our business in August 2011. No salaries have been paid by us at any time through December 28, 2012. We have not entered into any employment agreements with our officers.

The following table sets forth, since inception, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and other executive officers in such period who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer at September 30, 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Tatum L. Morita	2012	0	0	0	0	0	0	0	0
President, Chief Executive Officer and Chief Financial Officer	2011	0	0	0	0	0	0	0	0

Richard J. Hitt, Secretary	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)	The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in our financial. The amounts represent annual amortization of fair value of stock options granted to the named executive officer.

The aggregate amount of benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2012, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Tatum L. Morita and Richard J. Hitt do not currently receive any compensation for serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 28, 2012, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,

•	each of our directors and officers, and

•	all of our directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees. Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
Officers and Directors:

Tatum L. Morita	4,000,000	92.3%

Richard J. Hitt	0	–

All officers and directors as a group (2 persons)	4,000,000	92.3%

* Less than 1% of outstanding shares of common stock.

(1)	The address of each person is c/o Gold Party Payday, Inc., 3189 Pepperhill Road, Lexington, Kentucky 40502.

(2)	Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 28, 2012, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

We do not have a compensation plan under which equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to a Contribution Agreement, dated as of September 20, 2011, Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, contributed to the capital of our company 100% of the outstanding membership interests of Gold Party Payday LLC, a California limited liability company, in exchange for 4,000,000 shares of our common stock, constituting all of our outstanding shares of common stock. No value was given to the common stock issued by us. The shares were recorded to reflect the $0.000001 par value and paid-in capital was recorded as a negative amount of $(4.00). Ms. Morita is considered a promoter of our company.

Tatum L. Morita has agreed to loan us up to $50,000 in order to fund our working capital expenditure requirements through June 2013, as and when such funding is necessary and required. Any such loan will be evidenced by a non interest-bearing, unsecured promissory note payable if and when we have the financial resources to do so, as determined by our board at that time.

Director Independence

Our board of directors has determined that neither of the members of our board of directors qualifies as an “independent” director under Nasdaq’s definition of independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end September 30, 2012:	$5,700

For fiscal year end September 30, 2011:	$0

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

3.1*	Certificate of Incorporation of Gold Party Payday, Inc., filed September 19, 2011 with the Secretary of State of the State of Delaware.

3.2*	By-laws of Gold Party Payday, Inc.

10.1*	Subscription Agreement.

10.2*	Contribution Agreement.

10.3*	Agreement between Gold Party Payday, Inc. and Tatum L. Morita.

10.4*	Escrow Agreement between Gold Party Payday, Inc. and Glenn Hoskins P.S.C.

14.1*	Code of Business Conduct and Ethics.

14.2*	Code of Ethics for the CEO and Senior Financial Officers.

21.1*	Subsidiaries of Gold Party Payday, Inc.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-179490), declared effective by the U.S. Securities and Exchange Commission on June 25, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD PARTY PAYDAY, INC.

Date: December 28, 2012	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2012	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer and principal
financial and accounting officer)

Date: December 28, 2012	/s/ Richard J. Hitt
Richard J. Hitt
Secretary and Director

Gold Party Payday, Inc.

(A Development Stage Company)

September 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at September 30, 2012 and 2011	F-3

Consolidated Statements of Operations for the Fiscal Year Ended September 30, 2012, for the Period from August 16, 2011 (Inception) through September 30, 2011, and for the Period from August 16, 2011 (Inception) through September 30, 2012	F-4

Consolidated Statement of Member’s and Stockholder’s Equity for the Period from August 16, 2011 (Inception) through September 30, 2012	F-5

Consolidated Statement of Cash Flows for the Fiscal Year Ended September 30, 2012, for the Period from August 16, 2011 (Inception) through September 30, 2011, and for the Period from August 16, 2011 (Inception) through September 30, 2012	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Gold Party Payday, Inc.

(A development stage company)

Lexington, Kentucky

We have audited the accompanying consolidated balance sheets of Gold Party Payday, Inc., a development stage company, (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, member’s and stockholder’s equity and cash flows for the fiscal year ended September 30, 2012, for the period from August 16, 2011 (inception) through September 30, 2011, and for the period from August 16, 2011 (inception) through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the related consolidated statements of operations, member’s and stockholder’s equity and cash flows for the fiscal year ended September 30, 2012, for the period from August 16, 2011 (inception) through September 30, 2011 and for the period from August 16, 2011 (inception) through September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey

December 31, 2012

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012	September 30, 2011

ASSETS
CURRENT ASSETS:
Cash	$163	$2,006
Prepaid expenses	-	325
Inventory	1,713	-

Total Current Assets	1,876	2,331

Total Assets	$1,876	$2,331

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accrued expenses	$-	$-

Total Current Liabilities	-	-

STOCKHOLDER'S EQUITY:
Preferred stock: $0.000001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.000001 par value; 95,000,000 shares authorized; 4,000,000 shares issued and outstanding	4	4
Additional paid-in capital	31,014	2,733
Deficit accumulated during the development stage	(29,142)	(406)

Total Stockholder's Equity	1,876	2,331

Total Liabilities and Stockholder's Equity	$1,876	$2,331

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Operations

		For the Period from	For the Period from
	For the Fiscal Year	August 16, 2011	August 16, 2011
	Ended	(inception) through	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue:
Commission earned during the development stage	$77	$43	$120
Revenue earned during the development stage	4,021	-	4,021
Total revenue earned during the development stage	4,098	43	4,141

Cost of revenue	3,608	-	3,608

Gross profit	490	43	533

Operating expenses:
Professional fees	28,822	425	29,247
General and administrative expenses	404	37	441

Total operating expenses	29,226	462	29,688

Loss before income tax provision	(28,736)	(419)	(29,155)

Income tax provision	-	-	-

Net loss	$(28,736)	$(419)	$(29,155)

Pro forma financial information (unaudited):

Loss before income taxes		(419)

Income taxes provision		-

Net loss		$(419)

Net loss per common share:
- Basic and diluted		$(0.00)

Weighted average common shares outstanding:
- Basic and diluted		4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Member's and Stockholder's Equity

For the Period from August 16, 2011 (Inception) through September 30, 2012

					Earnings (Deficit)
		Common Stock, $0.000001 Par Value		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholder's
	Member Interest	Shares	Amount	Capital	Development Stage	Equity

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net income for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital contributions				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	$-	4,000,000	$4	$31,014	$(29,142)	$1,876

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Cash Flows

		For the Period from	For the Period from
	For the Fiscal Year	August 16, 2011	August 16, 2011
	Ended	(inception) through	(inception) through
	September 30, 2012	September 30, 2011	September 30, 2012

Cash flows from operating activities:
Net loss	$(28,736)	$(419)	$(29,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	325	(325)	-
Inventory	(1,713)	-	(1,713)

Net cash used in operating activities	(30,124)	(744)	(30,868)

Cash flows from financing activities:
Capital contributions	28,281	2,750	31,031

Net cash provided by financing activities	28,281	2,750	31,031

Net change in cash	(1,843)	2,006	163

Cash at beginning of period	2,006	-	-

Cash at end of period	$163	$2,006	$163

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

 (A Development Stage Company)

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Gold Party Payday, LLC

Gold Party Payday, LLC, a development stage company, (“LLC” or “Predecessor”) was organized as a Limited Liability Company on August 16, 2011 under the laws of the State of California. The LLC organizes events and parties in which guests bring their unwanted jewelry, scrap gold and silver, and other gold and silver items to sell to the LLC.  The LLC’s events are centered on home parties hosted primarily by individuals.  The LLC also supports organizations by holding fundraising events hosted by churches and other charitable or religious organizations (the “Event Host(s)”).  A “Gold Party Payday” event host typically receives 10% of the gross proceeds received at the event.  The Event Host also receives a bonus equal to 5% of the gross proceeds received at any parties or events that are booked by guests who attended the original event.

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

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC member’s capital account inclusive of capital contributions of $2,750 and the LLC’s undistributed earnings and losses of ($13) as of September 18, 2011 to additional paid-in capital.

The accompanying consolidated financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Gold Party Payday, LLC	As of September 30, 2012 and September 30, 2011, for the Fiscal Year Ended September 30, 2012, and for the Period from August 16, 2011 (Inception) through September 30, 2011 and 2012

Gold Party Payday, Inc.	As of September 30, 2012 and September 30, 2011, for the Fiscal Year Ended September 30, 2012, and for the period from September 19, 2011 (inception) through September 30, 2011 and 2012

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

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventory. The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Fiscal Year-End

The Company elected September 30 as its fiscal year-end date.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Inventory and Cost of Goods Sold

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

There was no inventory obsolescence at September 30, 2012 or 2011.

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

The Company derives its revenues from two different ways: (1) from sales with refineries, of gold purchased from individuals at parties, with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive and (2) when gold and silver prices are low, buying gold and silver bullion/coins for clients. The Company follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition for this revenue stream by reporting revenue net since the Company (1) does not acts as principal in the transaction, (2) takes no title to the products, (3) has no risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the net amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is not the primary obligor in the arrangement; (2) The entity has no general inventory risk (before customer order is placed or upon customer return); (3) The entity has no latitude in establishing price; (4) The entity does not change the product or performs part of the service; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is not involved in the determination of product or service specifications — The Company does not determine the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has no physical loss inventory risk of purchased inventories after customer order; and (8) The entity has no credit risk.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2012 or for the period from August 16, 2011 (inception) through September 2011.

Pro Forma Income Tax Information (Unaudited)

Prior to September 19, 2011, the date of recapitalization, the Company was an LLC.  The operating results of the LLC prior to September 19, 2011 were included in the income tax returns of the member of LLC for income tax purposes. The unaudited pro forma income tax amounts, income tax provision, deferred tax assets, and the valuation allowance of deferred tax assets included in the accompanying consolidated statements of operations and the income tax provision note reflect the provision for income taxes which would have been recorded as if the LLC had been incorporated as a C Corporation as of the beginning of the first date presented.

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

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2012 or for the period from August 16, 2011 (inception) through September 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholder’s Equity

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

$28,281 of operating expenses were paid on behalf of the Company by its stockholder and recorded as a capital contribution during the fiscal year ended September 30, 2012.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Income Tax Provision

Deferred Tax Assets

At September 30, 2012, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $29,142 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $9,908 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $9,908.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $9,770 and $138 for the fiscal year ended September 30, 2012 and for the period from September 19, 2011 (date of recapitalization) through September 30, 2011, respectively.

Components of deferred tax assets are as follows:

	September 30, 2012	September 30, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$9,908	138

Less: Valuation allowance	(9,908)	(138)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended September 30, 2012	For the Period from September 19, 2011 (Re- capitalization) through September 30, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Pro Forma Income Tax Information (Unaudited)

The unaudited pro forma income tax amounts, deferred tax assets and income tax rate included in the accompanying consolidated statements of operations and related income tax reflect the provision for income taxes which would have been recorded if the Company had been incorporated as a C Corporation as of the beginning of the first date presented.

Pro Forma Deferred Tax Assets

If the Company had been incorporated as a C Corporation as of the beginning of the first date presented, at September 30, 2011, the Company would have had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $419 that may be offset against future taxable income through 2031. No tax benefit would have been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $142 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets would consist primarily of the tax effect of NOL carry-forwards. The Company would have provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance would have increased approximately $142 for the period from August 16, 2011 (inception) through September 30, 2011.

Components of deferred tax assets are as follows:

September 30, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	142

Less: Valuation allowance	(142)

Deferred tax assets, net of valuation allowance	$-

Pro Forma Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes would have been as follows:

For the Period from August 16, 2011 (inception) through September 30, 2011

Federal statutory income tax rate	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)

Effective income tax rate	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed.

Private Placement

In December 2012, the Company sold 333,350 shares of its common stock in a private placement at $0.12 per share to twenty eight (28) Canadians, or $40,002 in aggregate.

