Form 10-Q
period 2012-12-31
GOLD PARTY PAYDAY INC
filed 2013-02-14
CIK 1532424

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-179490

Gold Party Payday, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-3327444
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3189 Pepperhill Road, Lexington, Kentucky 40502

(Address of Principal Executive Offices) (Zip Code)

(859) 552-6204
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of February 13, 2013, there were 4,333,350 shares of the registrant’s common stock outstanding.

Gold Party Payday, Inc.

Item 1. Financial Statements

Gold Party Payday, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2012 (Unaudited) and September 30, 2012	4

Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, and for the Period from August 16, 2011 (Inception) through December 31, 2012 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Period from August 16, 2011 (Inception) through December 31, 2012 (Unaudited)	6

Consolidated Statement of Cash Flows for the three months ended December 31, 2012 and 2011, and for the Period from August 16, 2011 (Inception) through December 31, 2012 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	September 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,103	$163
Inventory	1,713	1,713
Stock subscription receivable	34,692	-

Total Current Assets	38,508	1,876

Total Assets	$38,508	$1,876

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY:
Preferred stock: $0.000001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.000001 par value; 95,000,000 shares authorized; 4,333,350 and 4,000,000 shares issued and outstanding, respectively	4	4
Additional paid-in capital	70,820	31,014
Deficit accumulated during the development stage	(32,316)	(29,142)

Total Stockholders' Equity	38,508	1,876

Total Liabilities and Stockholders' Equity	$38,508	$1,876

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	August 16, 2011
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Commission earned during the development stage	$-	$-	$120
Revenue earned during the development stage	-	-	4,021
Total revenue earned during the development stage	-	-	4,141

Cost of revenue	-	-	3,608

Gross margin	-	-	533

Operating expenses:
Professional fees	2,424	520	31,671
General and administrative expenses	750	60	1,191

Total operating expenses	3,174	580	32,862

Loss before income tax provision	(3,174)	(580)	(32,329)

Income tax provision	-	-	-

Net loss	$(3,174)	$(580)	$(32,329)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- Basic and diluted	4,167,795	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Stockholders' Equity

For the Period from August 16, 2011 (Inception) through December 31, 2012

(Unaudited)

					Earnings (Deficit)
		Common Stock, $0.000001 Par Value		Additional	Accumulated	Total
		Number of		Paid-in	during the	Stockholders'
	Member Interest	Shares	Amount	Capital	Development Stage	Equity

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net income for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital Contribution				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	-	4,000,000	4	31,014	(29,142)	1,876

Shares issued for cash at $0.12 per share from October through December 2012, net of costs		333,350	-	39,806		39,806

Net loss					(3,174)	(3,174)

Balance, December 31, 2012	$-	4,333,350	$4	$70,820	$(32,316)	$38,508

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	August 16, 2011
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,174)	$(580)	$(32,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	325	-
Inventory	-	(978)	(1,713)
Accrued expenses	-	195	-

Net cash used in operating activities	(3,174)	(1,038)	(34,042)

Cash flows from financing activities:
Capital contributions	-	-	31,031
Proceeds from sale of common stock	5,114	-	5,114

Net cash provided by financing activities	5,114	-	36,145

Net change in cash	1,940	(1,038)	2,103

Cash at beginning of period	163	2,006	-

Cash at end of period	$2,103	$968	$2,103

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash investing and financing activities:
Stock subscription receivable	$34,692	$-	$34,692

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Gold Party Payday, LLC

Gold Party Payday, LLC, a development stage company (“LLC” or “Predecessor”), was organized as a limited liability company on August 16, 2011 under the laws of the State of Kentucky. The LLC organizes events and parties in which guests bring their unwanted jewelry, scrap gold and silver, and other gold and silver items to sell to the LLC.  The LLC’s events are centered on home parties hosted primarily by individuals.  The LLC also supports organizations by holding fundraising events hosted by churches and other charitable or religious organizations (the “Event Host(s)”).  A “Gold Party Payday” event host typically receives 10% of the gross proceeds received at the event.  The Event Host also receives a bonus equal to 5% of the gross proceeds received at any parties or events that are booked by guests who attended the original event.

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from August 16, 2011 (inception) through September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed with the SEC on December 31, 2012.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Gold Party Payday, LLC ("LLC")	Kentucky	August 16, 2011	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and 2011, for the interim periods then ended and for the period from September 19, 2011 (date of incorporation) through December 31, 2012; LLC as of December 31, 2012 and 2011, for the interim periods then ended and for the period from August 16, 2011 (inception) through December 31, 2012.

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

It is not, however, practical to determine the fair value of advances from stockholder, if any, due to their related party nature.

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

There was no inventory obsolescence at December 31, 2012 or 2011.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Taxes

The Company was a single member LLC until September 19, 2011 during which time the Company was treated as a disregarded entity for income tax purposes.  The operating results prior to September 19, 2011 of LLC were included in the income tax return of the Company’s founder.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

From October through December 2012, the Company issued an aggregate of 333,350 shares of its common stock to 28 individual investors at $0.12 per share for total cash consideration of $40,002. At December 31, 2012, $34,692 of such consideration was received subsequent to quarter end and was recorded as stock subscription receivable and included in current assets. Transaction costs associated with this issuance were $196, leaving the Company with $39,806 of net proceeds.

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

$28,281 of operating expenses were paid on behalf of the Company by a stockholder and recorded as a capital contribution.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report and the Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Results of Operations

In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner. Costs associated with these sales were approximately $3,600. For the period from August 16, 2011 (date of inception) to December 31, 2012, we had $120 in commission fee revenue. The commission revenues were generated from the purchase of gold bullion coins for clients, which are not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. The above revenues less the direct costs of goods sold yielded a gross profit of $500. Operating expenses for the period totaled $32,862, resulting in a net (loss) of $(32,329). Expenses for the period consisted of $31,671 in professional fees and $1,191 for general and administrative expenses. No income tax provision has been made for the period from August 16, 2011 (date of inception) to December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had $2,103 cash on hand. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Our officers and directors have not, as of the date of this report, loaned any funds to us.  Except as indicated below, there are no such formal commitments or arrangements to advance or loan funds to us in the future.

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

Cash Requirements

We believe that our $2,103 in cash on hand at December 31, 2012, limited cash flow from operations to date from our sale of approximately $3,400 in gold items to a precious metal refiner in May 2012, and limited cash flow from our sale of approximately $39,806 of common stock (net of $196 in transaction costs) will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

(b)       Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)      Recent Sales of Unregistered Securities

None.

(b)      Initial Public Offering and Use of Proceeds from Sales of Registered Securities

On June 25, 2012, the SEC declared the Company’s Registration Statement on Form S-1 (File No. 333-179490) effective under the Securities Act. The Company originally filed the Registration Statement with the SEC on February 13, 2012, registering under the Securities Act, an aggregate of 666,667 shares of the Company’s common stock for sale by the Company at an offering price of $0.12 per share. The Company sold 333,350 shares of its common stock included in the Registration Statement, resulting in net proceeds of $39,806 after subtracting $196 of transaction costs. There were no underwriters or underwriting commissions involved in the offering.

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

GOLD PARTY PAYDAY, INC.

Date: February 14, 2013	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

