Form 10-Q
period 2013-03-31
GOLD PARTY PAYDAY INC
filed 2013-05-15
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54915

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

Yes ☐ No ☒

As of May 15, 2013, there were 4,333,350 shares of the registrant’s common stock outstanding.

Gold Party Payday, Inc.

Item 1. Financial Statements

Gold Party Payday, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2013 (Unaudited) and September 30, 2012	2

Consolidated Statements of Operations for the six months ended March 31, 2013 and 2012, and for the Period from August 16, 2011 (Inception) through March 31, 2013 (Unaudited)	3

Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited)	4

Consolidated Statement of Stockholders’ Equity for the Period from August 16, 2011 (Inception) through March 31, 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and for the Period from August 16, 2011 (Inception) through March 31, 2013 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	September 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$24,332	$163
Inventory	1,713	1,713

Total Current Assets	26,045	1,876

Total Assets	$26,045	$1,876

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accrued expenses	$350	$-
Shareholder loans	2,100	-

Total Current Liabilities	2,450	-

STOCKHOLDER'S EQUITY:
Preferred stock: $0.000001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.000001 par value; 95,000,000 shares authorized; 4,333,350 and 4,000,000 shares issued and outstanding, respectively	4	4
Additional paid-in capital	71,016	31,014
Deficit accumulated during the development stage	(47,425)	(29,142)

Total Stockholder's Equity	23,595	1,876

Total Liabilities and Stockholder's Equity	$26,045	$1,876

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	August 16, 2011
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Commission fee revenue earned during the development stage	$-	$27	$120
Revenue earned during the development stage	-	-	4,021
Total revenue earned during the development stage	-	27	4,141

Cost of goods sold	-	-	3,608

Gross profit	-	27	533

Operating expenses:
Professional fees	16,645	7,661	45,892
General and administrative expenses	1,150	120	1,591

Total operating expenses	17,795	7,781	47,483

Loss from operations	(17,795)	(7,754)	(46,950)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	488	-	488

Other (income) expense, net	488	-	488

Loss before income tax provision	(18,283)	(7,754)	(47,438)

Income tax provision	-	-	-

NET LOSS	$(18,283)	$(7,754)	$(47,438)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	4,082,917	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Commission fee revenue earned during the development stage	$-	$27

Operating expenses:
Professional fees	14,221	7,141
General and administrative expenses	400	60

Total operating expenses	14,621	7,201

Loss from operations	(14,621)	(7,174)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	292	-

Other (income) expense, net	292	-

Loss before income tax provision	(14,913)	(7,174)

Income tax provision	-	-

NET INCOME (LOSS)	$(14,913)	$(7,174)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	4,333,350	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Member's and Stockholder's Equity

For the Period from August 16, 2011 (Inception) through March 31, 2013

(Unaudited)

					Earnings (deficit)
		Common Stock, $0.000001 Par Value		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholder's
	Member Interest	Shares	Amount	Capital	Development Stage	Equity

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net income for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company		4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital Contribution				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	-	4,000,000	4	31,014	(29,142)	1,876

Shares issued for cash at $0.12 per share from October through December 2012		333,350	-	40,002		40,002

Net loss					(18,283)	(18,283)

Balance, March 31, 2013	$-	4,333,350	$4	$71,016	$(47,425)	$23,595

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	August 16, 2011
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(18,283)	$(7,754)	$(47,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	325	-
Inventory	-	(1,614)	(1,713)
Accrued Expenses	350	350	350

Net cash used in operating activities	(17,933)	(8,693)	(48,801)

Cash flows from financing activities:
Advances from shareholders	2,100	-	2,100
Capital contribution	-	6,986	31,031
Proceeds from common stock issuance	40,002	-	40,002

Net cash provided by financing activities	42,102	6,986	73,133

Net change in cash	24,169	(1,707)	24,332

Cash at beginning of period	163	2,006	-

Cash at end of period	$24,332	$299	$24,332

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Gold Party Payday, LLC

Gold Party Payday, LLC, (“LLC” or “Predecessor”) was organized as a Limited Liability Company on August 16, 2011 under the laws of the State of California. The LLC organizes events and parties in which guests bring their unwanted jewelry, scrap gold and silver, and other gold and silver items to sell to the LLC.  The LLC’s events are centered on home parties hosted primarily by individuals.  The LLC also supports organizations by holding fundraising events hosted by churches and other charitable or religious organizations (the “Event Host(s)”).  A “Gold Party Payday” event host typically receives 10% of the gross proceeds received at the event.  The Event Host also receives a bonus equal to 5% of the gross proceeds received at any parties or events that are booked by guests who attended the original event.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Gold Party Payday, LLC ("LLC")	State of California	August 16, 2011	100%

The consolidated financial statements include all accounts of the Company and LLC as of March 31, 2013 and 2012 and for the interim periods then ended.

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

 There was no inventory obsolescence at March 31, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Stockholder’s Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares of which Five Million (5,000,000) shares are Preferred Stock, par value $0.000001 per share, and Ninety Five Million (95,000,000) shares are Common Stock, par value $0.000001 per share.

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

From October through December 2012, the Company issued an aggregate of 333,350 shares of the common stock to 28 individual investors at $0.12 per share for a total cash consideration of $40,002. Foreign currency translation loss associated with this issuance was $488, leaving the Company with $39,514 of net proceeds.

Capital Contribution

On September 19, 2011, as part of the recapitalization, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the SEC, by reclassifying the LLC member’s capital account inclusive of capital contributions of $2,750 and LLC’s undistributed earnings and losses of ($13) as of September 18, 2011 to additional paid-in capital.

$28,281 of operating expenses were paid on behalf of the Company by a stockholder and recorded as a capital contribution.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. Our events are centered around home and office parties hosted primarily by individuals. We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations. A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event. The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 18 parties, purchasing approximately $15,850 in gold and silver items. In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner and we are currently holding approximately $12,300 in additional gold and silver items in inventory. We expect to hold one to two parties per month on average in 2013, and are currently scheduling appointments. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.

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

Results of Operations

In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner. Costs associated with these sales were approximately $3,600. For the period from August 16, 2011 (date of inception) to March 31, 2013, we had $4,141 in total revenue earned during the development stage, including $120 in commission fee revenue. The commission revenues were generated from the purchase of gold bullion coins for clients, which are not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. The above revenue less the cost of goods sold yielded a gross profit of $533. Operating expenses for the period totaled $47,483, resulting in a net loss of $(47,438). Expenses for the period consisted of $45,892 in professional fees and $1,591 for general and administrative expenses. No income tax provision has been made for the period from August 16, 2011 (date of inception) to March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had $24,332 cash on hand and $1,713 in inventory. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Cash Requirements

We believe that our $24,332 in cash on hand at March 31, 2013, limited cash flow from operations to date from our sale of approximately $3,400 in gold items to a precious metal refiner in May 2012, and limited cash flow from our sale of approximately $39,806 of common stock (net of $196 in transaction costs) will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

(b)          Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER Information

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

GOLD PARTY PAYDAY, INC.

Date: May 15, 2013	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

