Form 10-Q/A
period 2013-03-31
GOLD PARTY PAYDAY INC
filed 2013-05-17
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (the “Form 10-Q”), originally filed by Gold Party Payday, Inc. on May 15, 2013, is being filed solely for the purpose of amending the Exhibit Index in Item 6 of Part II of the Form 10-Q and furnishing the XBRL exhibits indicated in such Item. Accordingly, this Amendment consists only of the facing page, this explanatory note and Item 6 of Part II to the Form 10-Q.

Except as described above, no other changes have been made to the Form 10-Q. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

2

PART II - OTHER Information

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description
3.1	Certificate of Incorporation of Gold Party Payday, Inc., filed September 19, 2011 with the Secretary of State of the State of Delaware. (1)
3.2	Bylaws of Gold Party Payday, Inc. (1)
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Document

________________

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-179490), declared effective by the U.S. Securities and Exchange Commission on June 25, 2012.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD PARTY PAYDAY, INC.

Date: May 17, 2013	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

4