Form 10-Q
period 2013-06-30
GOLD PARTY PAYDAY INC
filed 2013-08-13
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, there were 4,333,350 shares of the registrant’s common stock outstanding.

Gold Party Payday, Inc.

Item 1.	Financial Statements

Gold Party Payday, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2013 (Unaudited) and September 30, 2012	4

Consolidated Statements of Operations for the nine months ended June 30, 2013 and 2012, and for the period from August 16, 2011 (inception) through June 30, 2013 (Unaudited)	5

Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 (Unaudited)	6

Consolidated Statement of Stockholders’ Equity for the period from August 16, 2011 (inception) through June 30, 2013 (Unaudited)	7

Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and for the period from August 16, 2011 (inception) through June 30, 2013 (Unaudited)	8

Notes to the Consolidated Financial Statements (Unaudited)	9

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,099	$163
Inventory	17,773	1,713

Total Current Assets	19,872	1,876

Total Assets	$19,872	$1,876

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,137	$-
Shareholder loans	2,100	-

Total Current Liabilities	3,237	-

STOCKHOLDERS' EQUITY:
Preferred stock par value $0.000001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized; 4,333,350 and 4,000,000 shares issued and outstanding, respectively	4	4
Additional paid-in capital	71,016	31,014
Deficit accumulated during the development stage	(54,385)	(29,142)

Total Stockholders' Equity	16,635	1,876

Total Liabilities and Stockholders' Equity	$19,872	$1,876

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period from
	For the Nine Months	For the Nine Months	August 16, 2011
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Commissions earned during the development stage	$-	$77	$120
Revenue earned during the development stage	-	3,417	4,021
Total revenue earned during the development stage	-	3,494	4,141

Cost of goods sold	-	3,113	3,608

Gross margin	-	381	533

Operating expenses:
Professional fees	20,959	26,606	50,206
General and administrative expenses	3,796	120	4,237

Total operating expenses	24,755	26,726	54,443

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	488	-	488

Other (income) expense, net	488	-	488

Loss before income tax provision	(25,243)	(26,345)	(54,398)

Income tax provision	-	-	-

NET LOSS	$(25,243)	$(26,345)	$(54,398)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	4,277,549	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Revenue:
Commissions earned during the development stage	$-	$50
Revenue earned during the development stage	-	3,417
Total revenue earned during the development stage	-	3,467

Cost of goods sold	-	3,113

Gross margin	-	354

Operating expenses:
Professional fees	4,314	18,945
General and administrative expenses	2,646	-

Total operating expenses	6,960	18,945

Loss before income tax provision	(6,960)	(18,591)

Income tax provision	-	-

NET LOSS	$(6,960)	$(18,591)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	4,333,350	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statement of Member's and Stockholders' Equity

For the Period from August 16, 2011 (Inception) through June 30, 2013

(Unaudited)

					Earnings (Deficit)
		Common Stock Par Value $0.000001		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholder's
	Member Interest	Shares	Amount	Capital	Development Stage	Equity

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net earnings (loss) for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital Contribution				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	-	4,000,000	4	31,014	(29,142)	1,876

Shares issued for cash at $0.12 per share from October through December 2012		333,350		40,002		40,002

Net loss					(25,243)	(25,243)

Balance, June 30, 2013	$-	4,333,350	$4	$71,016	$(54,385)	$16,635

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	August 16, 2011
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(25,243)	$(26,345)	$(54,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	325	-
Inventory	(16,060)	(2,182)	(17,773)
Accrued expenses	1,137	500	1,137

Net cash used in operating activities	(40,166)	(27,702)	(71,034)

Cash flows from financing activities:
Advances from shareholders	2,100	-	2,100
Capital contribution	-	25,784	31,031
Proceeds from common stock issuance	40,002	-	40,002

Net cash provided by financing activities	42,102	25,784	73,133

Net change in cash	1,936	(1,918)	2,099

Cash at beginning of period	163	2,006	-

Cash at end of period	$2,099	$88	$2,099

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Gold Party Payday, LLC

Gold Party Payday, LLC (“LLC” or “Predecessor”) was organized as a Limited Liability Company on August 16, 2011 under the laws of the State of California. The LLC organizes events and parties in which guests bring their unwanted jewelry, scrap gold and silver, and other gold and silver items to sell to the LLC.  The LLC’s events are centered on home parties hosted primarily by individuals.  The LLC also supports organizations by holding fundraising events hosted by churches and other charitable or religious organizations (the “Event Host(s)”).  A “Gold Party Payday” event host typically receives 10% of the gross proceeds received at the event.  The Event Host also receives a bonus equal to 5% of the gross proceeds received at any parties or events that are booked by guests who attended the original event.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Gold Party Payday, LLC ("LLC")	The State of California	August 16, 2011	100%

The consolidated financial statements include all accounts of the Company and LLC as of June 30, 2013 and 2012 and for the interim periods then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

There was no inventory obsolescence at June 30, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. Our events are centered around home and office parties hosted primarily by individuals. We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations. A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event. The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 21 parties, purchasing approximately $22,100 in gold and silver items. In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner and we are currently holding approximately $18,500 in additional gold and silver items in inventory. We expect to hold one to two parties per month on average in 2013, and are currently scheduling appointments. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.

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

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services. Following the event, we deliver the purchased items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals. This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal. We estimate that we will be paid approximately 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our sales of gold items in 2012. We expect this payout ratio to remain consistent throughout 2013. We are paid by the refinery approximately three business days following melting and testing. Our gross profit would represent the difference between the sales proceeds received from the refinery and the cost of scrap gold and silver and bullion coins purchased from guests, less any other costs classified as cost of goods sold.

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

Results of Operations

In May 2012, we sold approximately $3,400 in gold items and, in July 2012, we sold approximately $600 in gold items to a metal refiner. Costs associated with these sales were approximately $3,600. For the period from August 16, 2011 (date of inception) to June 30, 2013, we had $4,141 in total revenue earned during the development stage, including $120 in commission fee revenue. The commission revenues were generated from the purchase of gold bullion coins for clients, which are not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. The above revenue less the cost of goods sold yielded a gross profit of $533. Operating and other expenses for the period totaled $54,931, resulting in a net loss of $(54,398). Expenses for the period consisted of $50,206 in professional fees and $4,237 for general and administrative expenses. No income tax provision has been made for the period from August 16, 2011 (date of inception) to June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had $2,099 cash on hand and $17,773 in inventory. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Cash Requirements

We believe that our $2,099 in cash on hand at June 30, 2013, limited cash flow from operations to date from our sale of approximately $3,400 in gold items to a precious metal refiner in May 2012, and limited cash flow from our sale of approximately $39,806 of common stock (net of $196 in transaction costs) will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand or continue our business operations and could harm our overall business prospects.

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

GOLD PARTY PAYDAY, INC.

Date: August 13, 2013	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

