Form 10-Q/A
period 2012-12-31
GOLD PARTY PAYDAY INC
filed 2013-08-26
CIK 1532424

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 (the “Form 10-Q”), originally filed by Gold Party Payday, Inc. on February 14, 2013, is being filed solely for the purpose of amending the Exhibit Index in Item 6 of Part II of the Form 10-Q and furnishing the XBRL exhibits indicated in such Item. Accordingly, this Amendment consists only of the facing page, this explanatory note and Item 6 of Part II to the Form 10-Q.

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

GOLD PARTY PAYDAY, INC.

Date: August 23, 2013	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

4