Form 10-K
period 2013-09-30
GOLD PARTY PAYDAY INC
filed 2013-12-12
CIK 1532424

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☑             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 11, 2013, was $33,335, computed by reference to the closing price of the registrant’s common stock of $0.10 per share, as quoted on the OTC Bulletin Board on December 11, 2013.

Number of shares outstanding of the registrant’s common stock as of December 11, 2013:  4,333,350 shares.

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

Operations

A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event.  The host also receives a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event.  To date, we have organized 26 parties, purchasing approximately $22,100 in gold and silver items.  In May and June 2012, we sold approximately $4,000 in gold items and, in August 2013, we sold approximately $10,500 in gold items to a metal refiner and we are currently holding approximately $3,500 in additional gold and silver items in inventory.  We have generally tried to hold one to two events per month on average in fiscal 2013, and are currently scheduling appointments for fiscal 2014.  Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.  Our parties are currently being conducted in central Kentucky.

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

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services.  Following the event, we will deliver the items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals.  This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal.  We estimate that we will be paid 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our two sales of gold items in 2012.  We expect this payout ratio to remain consistent throughout fiscal 2014.  We are paid by the refinery approximately three business days following melting and testing.

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

We are a development stage company with limited sales and commission fee revenue and operations, minimal assets and a net loss since inception.  To date, we have earned only a small amount of revenue and have not generated cash flow from operations.  We are currently holding in inventory certain items purchased at our parties.  Our independent registered public accounting firm has expressed substantial doubt that we can continue as an ongoing business operation.

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

Provided we can raise additional funds, in the future, we intend to expand the geographic footprint of our parties and events, and to host parties and acquire gold and silver items more frequently.  We also seek to increase our marketing budget to create more market awareness of our company through direct-mail pieces to charities and churches, as well as online pay-per-click advertising through Google, Bing and Yahoo.

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

Employees

Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, was our only full-time employee as of December 11, 2013.  As our company grows, we expect to hire more employees.

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

We began our business on August 16, 2011, and have limited revenue and operations, and minimal assets.  In May and July 2012, we sold approximately $4,000 in gold items and, in August 2013, we sold approximately $10,500 in gold items to a precious metal refiner and are holding approximately $3,500 in additional gold and silver items in inventory, which were purchased at our parties.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the growth of a new business, the scaling-up of operations and the competitive environment in which we are operating.  From August 16, 2011 (date of inception) to September 30, 2013, we had commission fee revenue earned during the development stage of $120, revenue earned during the development stage of $14,565, and a net loss of $(74,129).  At September 30, 2013, we had a total stockholders’ deficit of $(3,096).  No assurance can be given that we will have net income in future periods or ever generate significant revenue.  Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

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

Because we had a deficit accumulated during the development stage at September 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended, our auditors have expressed substantial doubt as to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months without raising additional funds.  We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months.  The financial statements included in this annual report do not include any adjustments that might result from the uncertainty about our ability to continue in business. If we continue to sustain losses and lack sufficient capital, we may have to cease operations and you could lose your investment.

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

We will need additional cash to fund our operations after March 2014.  Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

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

Our shares are quoted on the OTC Bulletin Board operated by Finra.  To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their periodic report filings with the SEC. Securities that become delinquent in their required filings are removed. In order for us to remain in compliance we will require funds to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

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

Item 3.          Legal Proceedings

As of December 11, 2013, we are not involved in any pending or threatened legal proceedings.

Item 4.          Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We are authorized to issue 95,000,000 shares of common stock, par value $0.000001 per share. As of December 11, 2013, there were 4,333,350 shares of common stock issued and outstanding held by 41 stockholders of record.

Market Information

On April 3, 2013, our common stock became qualified for quotation on the OTC Bulletin Board under the symbol GPAY.

The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board for the periods indicated:

	High	Low
Fiscal Year ending September 30, 2014	$0.10	$0.10
First quarter ending December 31, 2013
(through December 11)

Fiscal Year ended September 30, 2013	$0.10	$0.10
Third quarter ended June 30, 2013	$0.10	$0.10
Fourth quarter ended September 30, 2013

The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on December 11, 2013 was $0.10 per share.

Until an active market develops, if ever, the price at which our shares will trade is likely to fluctuate significantly.  Prices for our common stock may be influenced by many factors, including the depth and liquidity of the market for our shares of common stock, developments affecting our business generally, including the impact of the factors referred to in “Risk Factors,” investor perception and general economic and market conditions. No assurance can be given that a liquid market, if any, will ever develop for our shares of common stock.

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

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock, par value $0.000001 per share. As of December 11, 2013, there were no shares of preferred stock outstanding.

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

Purchases of Equity Securities

No purchases of our own equity securities, either as a part of a publicly-announced plan or otherwise, were made during any month in fiscal 2013.

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

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.  Our events are centered around home and office parties hosted primarily by individuals.  We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations.  A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event.  The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event.  To date, we have organized 26 parties, purchasing approximately $22,100 in gold and silver items.  In May and June 2012, we sold approximately $4,000 in gold items and, in August 2013, we sold approximately $10,500 in gold items to a metal refiner and we are currently holding approximately $3,500 in additional gold and silver items in inventory.  We have generally tried to hold one to two parties per month on average in fiscal 2013, and are currently scheduling appointments for fiscal 2014.  Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.

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

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services.  Following the event, we deliver the purchased items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals.  This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal.  We estimate that we will be paid approximately 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our sales of gold items in 2012.  We expect this payout ratio to remain consistent throughout fiscal 2014.  We are paid by the refinery approximately three business days following melting and testing.  Our gross profit would represent the difference between the sales proceeds received from the refinery and the cost of scrap gold and silver and bullion coins purchased from guests, less any other costs classified as cost of goods sold.

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

Revenue classified as commission fee revenue consists of the sale of gold bullion coins which were purchased by us on behalf of clients.

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

15

•
Availability of additional capital - Our growth will depend on the availability of additional capital. We have limited commission fee revenue and losses and we may be dependent on non-banking or traditional sources of capital, which tend to be more expensive. Any increase in cost of goods sold will further tighten cash reserves.

Results of Operations

In May 2012, we sold approximately $3,400 in gold items, in July 2012, we sold approximately $600 in gold items and, in August 2013, we sold approximately $10,500 in gold items to a metal refiner.  Costs associated with these sales were $3,600 for the fiscal year ended September 30, 2012 and $14,375 for the fiscal year ended September 30, 2013.

For the period from August 16, 2011 (date of inception) to September 30, 2013, we had $120 in commission fee revenue earned during the development stage, all of which occurred in fiscal years 2011 and 2012, and $14,565 in revenue earned during the development stage, of which $10,544 in revenue occurred in fiscal 2013.  The commission fee revenue was generated in prior fiscal years from the purchase of gold bullion coins for clients, which is not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.

The above revenue less the direct cost of goods sold yielded a gross profit of $490 in fiscal 2012 and a loss of $(3,831) in fiscal 2013.  Operating expenses for fiscal 2013 were $40,655, as compared to $29,226 in fiscal 2012, due to high professional fees ($36,751 in fiscal 2013 versus $28,822 in fiscal 2012) and general and administrative expenses ($3,904 in fiscal 2013 versus $404 in fiscal 2012).  For fiscal 2013, our net loss was $(44,974) and, in fiscal 2012, was $(28,736).

No income tax provision was made during the period from August 16, 2011 (date of inception) to September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had $606 cash on hand.  We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

As of the date of this annual report, our officers and directors have loaned $7,100 to us, with no formal commitments or arrangements to advance or loan any additional funds to us in the future.

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

Cash Requirements

We believe that our $606 in cash on hand at September 30, 2013, limited cash flow from operations to date from our sale of approximately $10,500 in gold items to a precious metal refiner in August 2013 and current inventory of approximately $3,500 in additional gold and silver items will meet part of our present cash needs.  However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs.  We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months.

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

Impact of Recently Issued Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Officers and Board of Directors

The names and ages of our directors and officers, and their positions, are as follows:

Name	Age	Positions
Tatum L. Morita	33	President, Chief Executive Officer, Chief Financial Officer and Director

Richard J. Hitt	29	Secretary and Director

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

Board Committees

Our board of directors expects to create an audit committee, compensation committee, and nominations and governance committee during fiscal 2014, in compliance with established corporate governance requirements.  Currently, we have no “independent” directors, as that term is defined under Nasdaq listing rules.

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

Legal Proceedings

As of December 11, 2013, there was no material proceeding to which any of our directors, officers, affiliates or stockholders is a party adverse to us.

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

Tatum L. Morita has filed all required reports under Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees.  Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-K.

We will provide our code of ethics in print without charge to any stockholder who makes a written request to Tatum L. Morita, our President, Chief Executive Officer and Chief Financial Officer, at Gold Party Payday, Inc., 3189 Pepperhill Road, Lexington, Kentucky 40502.  Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors.  Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

Item 11.	Executive Compensation

We began our business in August 2011.  No salaries have been paid by us at any time through December 11, 2013.  We have not entered into any employment agreements with our officers.

The following table sets forth, since inception, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and other executive officers in such period who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer at September 30, 2013:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Totals $
Tatum L. Morita	2013	0	0	0	0	0	0	0	0
President, Chief Executive	2012	0	0	0	0	0	0	0	0
Officer and Chief Financial Officer	2011	0	0	0	0	0	0	0	0

Richard J. Hitt, Secretary	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As of September 30, 2013, there were no equity awards outstanding to any of our current or previous executive officers.

Director Compensation

Tatum L. Morita and Richard J. Hitt do not currently receive any compensation for serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 11, 2013, by:

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

Name (1)	Number of Shares Beneficially Owned (2)	Percentage of Shares Beneficially Owned
Officers and Directors:

Tatum L. Morita	4,000,000	92%

Richard J. Hitt	0	–

All officers and directors as a group (2 persons)	4,000,000	92%

*	Less than 1% of outstanding shares of common stock.

(1)	The address of each person is c/o Gold Party Payday, Inc., 3189 Pepperhill Road, Lexington, Kentucky 40502.

(2)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire those shares within 60 days after December 11, 2013, by the exercise or conversion of any warrant, stock option or convertible preferred stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

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

In June 2012, Tatum L. Morita agreed to loan us up to $50,000 in order to fund our working capital expenditure requirements through June 2013.  This agreement has since expired.

Director Independence

Our board of directors has determined that neither of the members of our board of directors qualifies as an “independent” director under Nasdaq’s definition of independence.

Item 14.	Principal Accountant Fees and Services

Audit Fees

For fiscal year end September 30, 2013:                                 $6,250

For fiscal year end September 30, 2012:                                 $5,700

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

GOLD PARTY PAYDAY, INC.

Date: December 12, 2013	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 12, 2013	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer, Chief Financial Officer and Director
(principal executive officer and principal
financial and accounting officer)

Date: December 12, 2013	/s/ Richard J. Hitt
Richard J. Hitt
Secretary and Director

Gold Party Payday, Inc.

(A Development Stage Company)

September 30, 2013 and 2012

Index to Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at September 30, 2013 and 2012	F-3

Consolidated Statements of Operations for the fiscal year ended September 30, 2013 and 2012, and for the period from August 16, 2011 (Inception) through September 30, 2013	F-4

Consolidated Statement of Member’s and Stockholders’ Equity (Deficit) for the period from August 16, 2011 (Inception) through September 30, 2013	F-5

Consolidated Statement of Cash Flows for fiscal year ended September 30, 2013 and 2012, and for the period from August 16, 2011 (Inception) through September 30, 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Gold Party Payday, Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Gold Party Payday, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, member’s and stockholder’s equity (deficit) and cash flows for the fiscal years then ended, and for the period from August 16, 2011 (inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the fiscal years then ended, and for the period from August 16, 2011 (inception) through September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013 and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
December 12, 2013

Gold Party Payday, Inc.
( A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012

ASSETS
CURRENT ASSETS:
Cash	$606	$163
Inventory	3,398	1,713

Total Current Assets	4,004	1,876

Total Assets	$4,004	$1,876

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Advances from shareholder	$7,100	$-

Total Current Liabilities	7,100	-

STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock: $0.000001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.000001 par value; 95,000,000 shares authorized; 4,333,350 and 4,000,000 shares issued and outstanding, respectively	4	4
Additional paid-in capital	71,016	31,014
Deficit accumulated during the development stage	(74,116)	(29,142)

Total Stockholder's Equity (Deficit)	(3,096)	1,876

Total Liabilities and Stockholder's Equity (Deficit)	$4,004	$1,876

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
( A Development Stage Company)
Consolidated Statement of Operations

			For the Period from
	For the Year	For the Year	August 16, 2011
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue earned during the development stage
Commission fee revenue earned during the development stage	$-	$77	$120
Revenue earned during the development stage	10,544	4,021	14,565
Total revenue earned during the development stage	10,544	4,098	14,685

Cost of revenue	14,375	3,608	17,983

Gross margin	(3,831)	490	(3,298)

Operating expenses:
Professional fees	36,751	28,822	65,998
General and administrative expenses	3,904	404	4,345

Total operating expenses	40,655	29,226	70,343

Loss from operations	(44,486)	(28,736)	(73,641)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	488	-	488

Other (income) expense, net	488	-	488

Loss before income tax provision	(44,974)	(28,736)	(74,129)

Income tax provision	-	-	-

NET LOSS	$(44,974)	$(28,736)	$(74,129)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.01)	(0.01)

Weighted average common shares outstanding - basic and diluted	4,291,620	4,000,000

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
( A Development Stage Company)
Consolidated Statement of Member's and Stockholders' Equity (Deficit)
For the Period from August 16, 2011 (Inception) through September 30, 2013

					Earnings (Deficit)
		Common Stock, $0.000001 Par Value		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholders'
	Member Interest	Shares	Amount	Capital	Development Stage	Equity (Deficit)

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net income for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital Contribution				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	-	4,000,000	4	31,014	(29,142)	1,876

Shares issued for cash at $0.12 per share from October through December 2012		333,350		40,002		40,002

Net loss					(44,974)	(44,974)

Balance, September 30, 2013	$-	4,333,350	$4	$71,016	$(74,116)	$(3,096)

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
( A Development Stage Company)
Consolidated Statement of Cash Flows

			For the Period from
	For the Year	For the Year	August 16, 2011
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013

Cash flows from operating activities:
Net loss	$(44,974)	$(28,736)	$(74,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	325	-
Inventory	(1,685)	(1,713)	(3,398)

Net cash used in operating activities	(46,659)	(30,124)	(77,527)

Cash flows from financing activities:
Advances from shareholders	7,100	-	7,100
Capital contribution	-	28,281	31,031
Proceeds from common stock issuance	40,002	-	40,002

Net cash provided by financing activities	47,102	28,281	78,133

Net change in cash	443	(1,843)	606

Cash at beginning of period	163	2,006	-

Cash at end of period	$606	$163	$606

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
(A Development Stage Company)
September 30, 2013 and 2012
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

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected September 30 as its fiscal year-end date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)           Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
(ii)          Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, (d) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors;

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810  ”Consolidation”  of the FASB Accounting Standards Codification  to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10  all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8  the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates  all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Gold Party Payday, LLC (“LLC”)	State of Kentucky	August 16, 2011	100%

The consolidated financial statements include all accounts of the Company as of the reporting period end dates and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company recognized nominal amount of revenues, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

There was no inventory obsolescence at September 30, 2013 or 2012.

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

The Company derives its revenues from sales with refineries, of gold purchased from individuals at parties, with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.

The Company follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition for this revenue stream by reporting revenue net since the Company (i) does not acts as principal in the transaction, (ii) takes no title to the products, (iii) has no risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (iv) does act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the net amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is not the primary obligor in the arrangement; (2) The entity has no general inventory risk (before customer order is placed or upon customer return); (3) The entity has no latitude in establishing price; (4) The entity does not change the product or performs part of the service; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is not involved in the determination of product or service specifications — The Company does not determine the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has no physical loss inventory risk of purchased inventories after customer order; and (8) The entity has no credit risk.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds, further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder’s Equity (Deficit)

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

From October through December 2012, the Company issued an aggregate of 333,350 shares of the common stock to 28 individual investors at $0.12 per share for a total cash consideration of $40,002. Foreign currency transaction loss associated with this issuance was $488, leaving the Company with $39,514 of net proceeds.

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

$28,281 of operating expenses was paid on behalf of the Company by its stockholder and recorded as a capital contribution for the fiscal year ended September 30, 2012.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

For the year ended September 30, 2013, the Company’s chief executive officer and significant stockholder advanced $7,100 to the Company for working capital. These advances are non-interest bearing and payable on demand.

Note 6 – Income Tax Provision

Deferred tax assets

At September 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $74,116 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $25,199 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $25,199.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $15,291 and $9,770 for the fiscal year ended September 30, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	September 30, 2013	September 30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	25,199	9,908

Less valuation allowance	(25,199)	(9,908)

Deferred tax assets, net of valuation allowance	$-	$-

Income tax provision in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

