Form 10-Q
period 2013-12-31
GOLD PARTY PAYDAY INC
filed 2014-02-03
CIK 1532424

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Yes ☐ No☒

As of February 3, 2013, there were 4,333,350 shares of the registrant’s common stock outstanding.

Gold Party Payday, Inc.

Item 1.   Financial Statements

Gold Party Payday, Inc.

(A Development Stage Company)

December 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at December 31, 2013 (Unaudited) and September 30, 2013	F-2

Consolidated Statements of Operations for the Three Months Ended December 31, 2013 and 2012, and for the Period from August 16, 2011 (inception) through December 31, 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from August 16, 2011 (inception) through December 31, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2013 and 2012, and for the Period from August 16, 2011 (inception) through December 31, 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

1

Gold Party Payday, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$438	$606
Inventory	3,398	3,398

Total Current Assets	3,836	4,004

Total Assets	$3,836	$4,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder loans	7,100	7,100

Total Current Liabilities	7,100	7,100

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.000001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized; 4,333,350 shares issued and outstanding	4	4
Additional paid-in capital	71,016	71,016
Deficit accumulated during the development stage	(74,284)	(74,116)

Total Stockholders' Deficit	(3,264)	(3,096)

Total Liabilities and Stockholders' Deficit	$3,836	$4,004

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	August 16, 2011
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Commissions earned during the development stage	$-	$-	$120
Revenue earned during the development stage	380	-	14,945
Total revenue earned during the development stage	380	-	15,065

Cost of goods sold	354	-	18,337

Gross margin	26	-	(3,272)

Operating expenses:
Professional fees	180	2,424	66,178
General and administrative expenses	14	750	4,359

Total operating expenses	194	3,174	70,537

Loss from operations	(168)	(3,174)	(73,809)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	-	488

Other (income) expense, net	-	-	488

Loss before income tax provision	(168)	(3,174)	(74,297)

Income tax provision	-	-	-

NET LOSS	$(168)	$(3,174)	$(74,297)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	4,333,350	4,167,795

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
( A Development Stage Company)
Consolidated Statement of Member's and Stockholders' Equity (Deficit)
For the Period from August 16, 2011 (Inception) through December 31, 2013
(Unaudited)

					Earnings (Deficit)
		Common Stock Par Value $0.000001		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholder's
	Member Interest	Shares	Amount	Capital	Development Stage	Equity (Deficit)

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net earnings (loss) for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital Contribution				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	-	4,000,000	4	31,014	(29,142)	1,876

Shares issued for cash at $0.12 per share from October through December 2012		333,350		40,002		40,002

Net loss					(44,974)	(44,974)

Balance, September 30, 2013	-	4,333,350	4	71,016	(74,116)	(3,096)

Net loss					(168)	(168)

Balance, December 31, 2013	$-	4,333,350	$4	$71,016	$(74,284)	$(3,264)

 See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	August 16, 2011
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(168)	$(3,174)	$(74,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	-	(3,398)

Net cash used in operating activities	(168)	(3,174)	(77,695)

Cash flows from financing activities:
Advances from shareholders	-	-	7,100
Capital contribution	-	-	31,031
Proceeds from common stock issuance	-	5,114	40,002

Net cash provided by financing activities	-	5,114	78,133

Net change in cash	(168)	1,940	438

Cash at beginning of period	606	163	-

Cash at end of period	$438	$2,103	$438

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash investing and financing activities:
Stock subscription receivable	$-	$34,692	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.
(A Development Stage Company)
December 31, 2013 and 2012
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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Basis of presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period from August 16, 2011 (inception) through September 30, 2013 and notes thereto contained in the information filed as part of the Company’s Form 10-K, which was filed with the SEC on December 12, 2013.

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

The consolidated financial statements include all accounts of the Company and LLC as of December 31, 2013 and 2012 and for the interim periods then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

There was no inventory obsolescence at December 31, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2013 or 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended December 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013 and a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholder’s Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred Million (100,000,000) shares, of which Five Million (5,000,000) shares shall be Preferred Stock, par value $0.000001 per share, and Ninety Five Million (95,000,000) shares shall be Common Stock, par value $0.000001 per share.

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

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purposes.  Those advances are unsecured, non-interest bearing and due on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following description of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in this quarterly report and the Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.  Our events are centered around home and office parties hosted primarily by individuals.  We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations.  A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event.  The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 27 parties, purchasing approximately $22,100 in gold and silver items. In May and June 2012, we sold approximately $4,000 in gold items and, in August and December 2013, we sold approximately $10,880 in gold items to a metal refiner and we are currently holding approximately $3,398 in additional gold and silver items in inventory. We generally tried to hold one to two events per month on average in fiscal 2013, and are currently scheduling appointments for fiscal 2014. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events.  Our parties are currently being conducted in central Kentucky.

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

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services. Following the event, we deliver the purchased items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals. This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal. We estimate that we will be paid approximately 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our sales of gold items in 2012 and 2013. We expect this payout ratio to remain consistent throughout fiscal 2014. We are paid by the refinery approximately three business days following melting and testing. Our gross profit would represent the difference between the sales proceeds received from the refinery and the cost of scrap gold and silver and bullion coins purchased from guests, less any other costs classified as cost of goods sold.

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

Results of Operations

In May 2012, we sold approximately $3,400 in gold items, in July 2012, we sold approximately $600 in gold items, in August 2013, we sold approximately $10,500 in gold items and, in December 2013, we sold approximately $380 in gold items to a metal refiner. Costs associated with these sales were approximately $3,600 for the fiscal year ended September 30, 2012, $14,375 for the fiscal year ended September 30, 2013, and $354 for the quarter ended December 31, 2013.  For the period from August 16, 2011 (date of inception) to December 31, 2013, we had $15,065 in total revenue earned during the development stage, including $380 in the quarter ended December 31, 2013.  In prior fiscal years, we had $120 in commission fee revenue, which was generated from the purchase of gold bullion coins for clients, which is not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.

The above revenue since inception, less the cost of goods sold, yielded a gross margin of $(3,272). Total operating expenses for that period totaled $70,537, resulting in a loss from operations of $(73,809).  Expenses for the period consisted of $66,178 in professional fees and $4,359 for general and administrative expenses.

No income tax provision has been made for the period from August 16, 2011 (date of inception) to December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had $438 in cash and $3,398 in inventory. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, we have generated minimal revenue and accumulated operating losses.  In addition, we do not have sufficient working capital to meet current operating needs for the next 12 months, as described above.  All of these factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, our officers and directors have loaned us $7,100, with no formal commitments or arrangements to advance or loan funds to us in the future.

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

Cash Requirements

We believe that our $438 in cash at December 31, 2013, limited cash flow from operations to date from our sales of approximately $14,880 in gold items to a precious metal refiner and current inventory of $3,398 in additional gold and silver items will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months.

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

(b)        Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLD PARTY PAYDAY, INC.

Date: February 3, 2014	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

