Form 10-Q
period 2014-03-31
GOLD PARTY PAYDAY INC
filed 2014-05-09
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 9, 2014, there were 4,333,350 shares of the registrant’s common stock outstanding.

Gold Party Payday, Inc.

Gold Party Payday, Inc.

(A Development Stage Company)

March 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2014 (Unaudited) and September 30, 2013	F-2

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	F-3

Consolidated Statements of Operations for the Six Months Ended March 31, 2014 and 2013, and for the Period from August 16, 2011 (inception) through March 31, 2014 (Unaudited)	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from August 16, 2011 (inception) through March 31, 2014 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2014 and 2013, and for the Period from August 16, 2011 (inception) through March 31, 2014 (Unaudited)	F-6

Notes to the Consolidated Financial Statements (Unaudited)	F-7

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$129	$606
Inventory	7,168	3,398

Total Current Assets	7,297	4,004

Total Assets	$7,297	$4,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$3,750	$-
Shareholder loans	7,100	7,100

Total Current Liabilities	10,850	7,100

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.000001: 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.000001: 95,000,000 shares authorized; 4,333,350 shares issued and outstanding	4	4
Additional paid-in capital	76,516	71,016
Deficit accumulated during the development stage	(80,073)	(74,116)

Total Stockholders' Deficit	(3,553)	(3,096)

Total Liabilities and Stockholders' Deficit	$7,297	$4,004

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
Revenue:
Commissions earned during the development stage	$-	$-
Revenue earned during the development stage	410	-
Total revenue earned during the development stage	410	-

Cost of goods sold	391	-

Gross margin	19	-

Operating expenses:
Professional fees	5,399	14,221
General and administrative expenses	409	400

Total operating expenses	5,808	14,621

Loss from operations	(5,789)	(14,621)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	292

Other (income) expense, net	-	292

Loss before income tax provision	(5,789)	(14,913)

Income tax provision	-	-

NET LOSS	$(5,789)	$(14,913)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	4,333,350	4,333,350

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Operations

			For the Period from
	For the Six Months	For the Six Months	August 16, 2011
	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Commissions earned during the development stage	$-	$-	$120
Revenue earned during the development stage	790	-	15,355
Total revenue earned during the development stage	790	-	15,475

Cost of goods sold	745	-	18,728

Gross margin	45	-	(3,253)

Operating expenses:
Professional fees	5,579	16,645	71,577
General and administrative expenses	423	1,150	4,768

Total operating expenses	6,002	17,795	76,345

Loss from operations	(5,957)	(17,795)	(79,598)

OTHER (INCOME) EXPENSE:
Foreign currency transaction (gain) loss	-	488	488

Other (income) expense, net	-	488	488

Loss before income tax provision	(5,957)	(18,283)	(80,086)

Income tax provision	-	-	-

NET LOSS	$(5,957)	$(18,283)	$(80,086)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:	$(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	4,333,350	4,082,917

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Member's and Stockholder's Equity (Deficit)

For the Period from August 16, 2011 (Inception) through March 31, 2014

(Unaudited)

					Earnings (Deficit)
		Common Stock, $0.000001 Par Value		Additional	Accumulated	Total Member's and
		Number of		Paid-in	during the	Stockholder's
	Member Interest	Shares	Amount	Capital	Development Stage	Equity (Deficit)

August 16, 2011 (Inception)	$-	-	$-	$-	$-	$-

Member capital contribution for the period from August 16, 2011 (inception) through September 18, 2011	2,750					2,750

Net income for the period from August 16, 2011 (inception) through September 18, 2011					(13)	(13)

Shares issued to LLC member for LLC membership interest upon formation the Company	-	4,000,000	4	(4)		-

Reclassification of LLC member capital as additional paid-in capital	(2,750)			2,750		-

Reclassification of LLC undistributed earnings at September 18, 2011 as additional paid-in capital				(13)	13	-

Net loss for the period from September 18, 2011 through September 30, 2011					(406)	(406)

Balance, September 30, 2011	-	4,000,000	4	2,733	(406)	2,331

Capital Contribution				28,281	-	28,281

Net loss					(28,736)	(28,736)

Balance, September 30, 2012	-	4,000,000	4	31,014	(29,142)	1,876

Shares issued for cash at $0.12 per share from October through December 2012		333,350	-	40,002	-	40,002

Net loss					(44,974)	(44,974)

Balance, September 30, 2013	-	4,333,350	4	71,016	(74,116)	(3,096)

Capital Contribution				5,500		5,500

Net loss					(5,957)	(5,957)

Balance, December 31, 2013	$-	4,333,350	$4	$76,516	$(80,073)	$(3,553)

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

( A Development Stage Company)

Consolidated Statement of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	August 16, 2011
	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(5,957)	$(18,283)	$(80,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(3,770)	-	(7,168)
Accrued expenses	3,750	350	3,750

Net cash used in operating activities	(5,977)	(17,933)	(83,504)

Cash flows from financing activities:
Advances from shareholders	-	2,100	7,100
Capital contribution	5,500	-	36,531
Proceeds from common stock issuance	-	40,002	40,002

Net cash provided by financing activities	5,500	42,102	83,633

Net change in cash	(477)	24,169	129

Cash at beginning of reporting period	606	163	-

Cash at end of reporting period	$129	$24,332	$129

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Gold Party Payday, Inc.

(A Development Stage Company)

March 31, 2014 and 2013

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

The consolidated financial statements include all accounts of the Company and LLC as of March 31, 2014 and 2013 and for the interim periods then ended.

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

 There was no inventory obsolescence at March 31, 2014 or 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2014 or 2013.

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

There were no potentially dilutive common shares outstanding for the interim period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the fiscal year ended September 30, 2012, $28,281 of operating expenses were paid on behalf of the Company by a stockholder and recorded as a capital contribution.

During the interim period ended March 31, 2014, a stockholder contributed $5,500 to the Company.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

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

Overview

We organize events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us. Our events are centered around home and office parties hosted primarily by individuals. We will also support organizations by holding fundraising events hosted by churches and other charitable or religious organizations. A Gold Party Payday event host typically receives 10% of the gross proceeds received at the event. The host will also receive a bonus equal to 5% of the gross proceeds received at the first party or event that is booked by a guest who attended the original event. To date, we have organized 30 parties, purchasing approximately $26,250 in gold and silver items. In May and June 2012, we sold approximately $4,000 in gold items, in August and December 2013, we sold approximately $10,880 in gold items and, in January and March 2014, we sold approximately $410 in gold items to a metal refiner and we are currently holding approximately $7,168 in additional gold and silver items in inventory. We generally try to hold one to two events per month on average. Two to 15 people have attended each of our parties and we expect that number of guests to be consistent at future events. Our parties are currently being conducted in central Kentucky.

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

We pay an event guest based on the estimated appraised value of the items purchased, less a deduction determined by reference to the competitive discounts charged by jewelry stores and pawnshops in the central Kentucky area, as well as mail-in gold services. Following the event, we deliver the purchased items to a refinery to melt down the items into a solid form to produce pure gold, silver and other precious metals. This solid form is then tested for purity and payment from the refinery to us will be based on the true value of the metal. We estimate that we will be paid approximately 90% to 95% of the daily gold spot value, given the volume of gold and silver items we have, based on our sales of gold items during the past two years. We expect this payout ratio to remain consistent throughout fiscal 2014. We are paid by the refinery approximately three business days following melting and testing. Our gross profit would represent the difference between the sales proceeds received from the refinery and the cost of scrap gold and silver and bullion coins purchased from guests, less any other costs classified as cost of goods sold.

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

Revenue to date is classified for both revenue streams.

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

Results of Operations

In May 2012, we sold approximately $3,400 in gold items, in June 2012, we sold approximately $600 in gold items, in August 2013, we sold approximately $10,500 in gold items, in December 2013, we sold approximately $380 in gold items and, in January and March 2014, we sold approximately $410 in gold items to a metal refiner. Costs associated with these sales were approximately $3,600 for the fiscal year ended September 30, 2012, $14,375 for the fiscal year ended September 30, 2013, and $745 for the six months ended March 31, 2014.

For the period from August 16, 2011 (date of inception) to March 31, 2014, we had $15,475 in total revenue earned during the development stage, including $410 in the quarter ended March 31, 2014. In prior fiscal years, we had $120 in commission fee revenue, which was generated from the purchase of gold bullion coins for clients, which is not our normal revenue generating activity of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us.

The above revenue since inception, less the cost of goods sold, yielded a gross margin of $(3,253). Total operating expenses for that period totaled $76,345, resulting in a loss from operations of $(79,598). Expenses for the period consisted of $71,577 in professional fees and $4,768 for general and administrative expenses.

No income tax provision has been made for the period from August 16, 2011 (date of inception) to March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had $129 in cash and $7,168 in inventory. We anticipate that our cash position is not sufficient to fund current operations.  We have no lending relationships with commercial banks and are dependent upon the completion of one or more financings or equity raises to fund our continuing operations.  We anticipate that we will seek additional capital through debt or equity financings.  While we are aggressively pursuing financing, there can be no assurance that we will be successful in our capital raising efforts.  Any additional equity financing may result in substantial dilution to our stockholders.

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

As part of our plan to augment our financial resources and consider attractive business opportunities, our president has entered into definitive discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. We expect that, although there can be no assurance, such a transaction may occur shortly. When finalized and binding, we will provide full disclosure about the transaction and the third party, as required by applicable securities laws.

As of March 31, 2014, our officers and directors have loaned us $7,100, with no formal commitments or arrangements to advance or loan funds to us in the future.

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

Cash Requirements

We believe that our $129 in cash at March 31, 2014, limited cash flow from operations to date from our sales of approximately $15,475 in gold items to a precious metal refiner and current inventory of $7,168 in additional gold and silver items will meet part of our present cash needs. However, we will require additional cash resources, by selling equity or seeking loans, to meet our expected capital expenditure and working capital needs. We estimate that we will require approximately $25,000, or approximately $2,000 per month, in capital to continue as a going concern over the next 12 months.

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates as to new or revised accounting standards.

Item 3. Quantitative and Qualitative Analysis About Market Risk

Not required.

Item 4. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer (the same person) concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER Information

Item 1. Legal Proceedings.

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Certificate of Incorporation of Gold Party Payday, Inc., filed September 19, 2011 with the Secretary of State of the State of Delaware. (1)

3.2	Bylaws of Gold Party Payday, Inc. (1)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Document

(1)	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-179490), declared effective by the U.S. Securities and Exchange Commission on June 25, 2012.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD PARTY PAYDAY, INC.

Date: May 9, 2014	By:	/s/ Tatum L. Morita
Tatum L. Morita
President, Chief Executive Officer and Chief
Financial Officer
(principal executive officer and
principal financial and accounting officer)

