Form 10-Q
period 2014-06-30
CANADIAN CANNABIS CORP.
filed 2014-09-12
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54915

CANADIAN CANNABIS CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-3327444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Rutherford Road South, Brampton, Ontario, Canada L6W 2J2

(Address of principal executive offices)

(866) 790-3324

(Registrant’s telephone number, including area code)

Gold Party Payday, Inc.

2368 Lakeshore Road West, Oakville, Ontario, Canada L6L 1H5

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of September 10, 2014, there were 1,369,703 shares of common stock, par value $0.000001, issued and outstanding.

CANADIAN CANNABIS CORP.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

As Of June 30, 2014

June 30, 2014
ASSETS
Current Assets
Cash	$210,952
Prepaid expenses	862,185
Total Current Assets	1,073,137
Other Assets
Notes receivable – Growlite	2,811,000
Investment in Growlite	937,000
Deposits for Acquisition of Property	3,851,070
Total Other Assets	7,599,070
Total Assets	$8,672,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,106
Deposits received for future issuance of common stock	651,384
Notes Payable to Stockholders	2,830,411
Total Current Liabilities	3,484,901
Total Liabilities	3,484,901
Commitments and Contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; nil shares issued and outstanding	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 1,356,882 shares issued and outstanding	1
Additional paid-in capital	9,515,117
Accumulated other comprehensive loss	(110,390)
Accumulated deficit	(4,217,422)
Total Stockholders' Equity (Deficit)	5,187,306
Total Liabilities and Stockholders' Equity	$8,672,207

See accompanying notes to the unaudited condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Statement of Operations

For the Three Months Ended June 30, 2014 and the Period from Inception (January 20, 2014) through June 30, 2014

	For the Three Months Ended June 30, 2014	For the Period from Inception (January 20, 2014) Through June 30, 2014
OPERATING EXPENSES
Consulting fees	$394,110	$906,124
Professional fees	1,635,719	1,787,561
General and administrative	1,238,560	1,499,607
TOTAL OPERATING EXPENSES	3,268,389	4,193,292
LOSS FROM OPERATIONS	(3,268,389)	(4,193,292)
OTHER INCOME (EXPENSE)
Interest expense	-	(1,951)
Foreign currency gain (loss), net	31,700	(22,179)
TOTAL OTHER INCOME (EXPENSE)	31,700	(24,130)
NET LOSS	$(3,236,689)	$(4,217,422)
LOSS PER SHARE - BASIC AND DILUTED	$(2.92)	$(4.25)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,107,794	991,492

See accompanying notes to the unaudited condensed consolidated financial statements.

4

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Statement of Comprehensive Loss

For the Three months ended June 30, 2014 and the Period from Inception (January 20, 2014) Through June 30, 2014

	For the Three Months Ended June 30, 2014	Period from Inception (January 20, 2014) Through Six Months Ended June 30, 2014

NET LOSS	$(3,236,689)	$(4,217,422)
Foreign currency translation	(108,493)	(110,389)
TOTAL COMPREHENSIVE LOSS	$(3,345,182)	$(4,327,811)

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Statement of Cash Flows

For the Period from Inception (January 20, 2014) Through June 30, 2014

For the Period From Inception (January 20, 2014) Through June 30, 2014
Cash flows from operating activities:
Net loss	$(4,217,422)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Expense related to stock issued for services	1,484,407
Contributed services	73,048
Change in operating assets and liabilities:
Prepaid expenses	(12,385)
Accounts payable and accrued liabilities	3,027

Net cash used in operating activities	(2,669,325)

Cash flows from investing activities:
Investment in Growlite	(913,100)
Loan to Growlite	(2,739,300)
Deposits for acquisition of property	(2,839,741)

Net cash used in investing activities	(6,492,141)

Cash flows from financing activities:
Proceeds from sale of common stock	6,887,154
Cash received for common stock to be issued	634,769
Proceeds from issuance of notes payable to shareholders	1,928,822
Repayment of notes payable to shareholders	(83,706)

Net cash provided by financing activities	9,367,039
Effect of Exchange on cash and cash equivalents	5,379
Change in cash and cash equivalents	210,952
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$210,952

Supplemental disclosure of cash flow information:
Interest paid	$1,951

Noncash investing and financing activities:
Deposits for acquisition of property funded by shareholders	913,100
Issuance of common stock for prepaid services	$867,756

See accompanying notes to the unaudited condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2014 and the Period from Inception January 20, 2014 Through June 30, 2014.

1.          NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Canadian Cannabis Corp. (“CCC”, “the Company” “we” or “us”) was originally incorporated on September 19, 2011 under the laws of the State of Delaware as Gold Party Payday, Inc. At that time, the Company’s business operations consisted of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to the Company at a discount, after which the Company resold the items to refineries.

Canada Cannabis Corp. was incorporated in the Province of Ontario, Canada on January 20, 2014. Canada Cannabis Corp. is planning to cultivate and distribute Medical Marihuana in Canada under regulations established by Health Canada, under a new Commercial Production License.  Canada Cannabis Corp.’s planned business is to cultivate Cannabis for Medical Marihuana purposes and distribute directly to patients throughout Canada and export to international markets, where an existing framework and legislation exists for Medical Marihuana. In addition, Canada Cannabis Corp. plans to provide a variety of ancillary services to the industry, including the distribution of Growlite Products, a proprietary line of horticultural lighting, distributed in the United States of America, Canada and Asia.

Reverse Merger

On May 21, 2014, the Company consummated a merger agreement (the “Merger Agreement”) with 2418146 Ontario Inc., an Ontario (Canada) corporation (“GPAY Sub”), which is our wholly-owned subsidiary formed for purposes of consummating the Merger Agreement, and Canada Cannabis Corp. Pursuant to the terms of the Merger Agreement, Canada Cannabis Corp. and GPAY Sub executed and filed Articles of Amalgamation pursuant to the Ontario Business Corporations Act to consummate the amalgamation. Pursuant to the terms of the Merger Agreement, the company resulting from the amalgamation (“CCC-Sub”) is a wholly-owned subsidiary of the Company and retains the Canada Cannabis Corp. name and business, and each of the predecessor companies ceased. Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common stock of Canada Cannabis Corp. held by its Shareholders for shares of common stock of the Company on a 1:19.5 basis. At the Closing, there were approximately 19,822,635 shares of Canada Cannabis Corp. common stock outstanding, which were exchanged for 1,016,503 new shares of the Company’s common stock, par value of $0.000001 per share. At the closing of the agreement, Gold Party Payday, Inc. had 333,350 shares of common stock issued outstanding and no preferred stock. After the effects of the merger transaction as discussed, there were 1,349,853 shares of common stock outstanding.

Also on May 21, 2014 (the “Closing Date”), the Company closed a business transfer and indemnity agreement (the “Transfer Agreement”) with Tatum L. Morita, who was our President, CEO, CFO, a director of the Company and our majority shareholder (holding 4,000,000 of 4,333,350 shares of our common stock immediately prior to the closing). Pursuant to the terms of the Transfer Agreement, Ms. Morita (i) returned to the Company 4,000,000 shares of the Company’s common stock, (ii) agreed that outstanding loans made by Ms. Morita to the Company in the aggregate amount of USD $7,100 are satisfied and paid in full, and (iii) agreed to indemnify and hold harmless the Company and CCC-Sub with respect to all liabilities of the Company in existence, arising during, or relating to the period prior to the Closing Date. Pursuant to the terms of the Transfer Agreement, the Company (i) transferred to Ms. Morita the assets of the Company business, as in existence prior to the Effective Date, (ii) paid cash consideration to Ms. Morita in the amount of USD $361,650, and (iii) agreed to, jointly and severally with CCC-Sub, indemnify and hold harmless Ms. Morita with respect to all liabilities of the Company incurred after the Closing Date.

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the former business of Canada Cannabis Corp. is now the sole business of the Company’s wholly-owned subsidiary of the same name, CCC-Sub, (ii) the Company’s sole business is now to invest in and support the business of its subsidiary, CCC-Sub, and (iii) there was a change of control whereby the former shareholders of Canada Cannabis Corp. obtained a controlling 75% ownership interest in the Company as of the date of the Merger Agreement. The merger completed is being accounted for as a reverse merger and recapitalization in which Canada Cannabis Corp. is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior the merger will be those of Canada Cannabis Corp. and will be recorded at the historical cost basis of Canada Cannabis Corp., and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of the Company and Canada Cannabis Corp., and the operations of the combined Company from the closing date of the merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding pursuant to the reverse merger share exchange ratio of 1:19.5.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the results of the Company from inception on January 20, 2014 through June 30, 2014. This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Form 8-K/A, filed with the Commission on June 12, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended June 30, 2014 and for the period from inception (January 20, 2014) through June 30, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014. As the Company's Inception date is January 20, 2014, there are no comparative condensed consolidated balance sheet presented for December 31, 2013 or condensed consolidated statement of operations or cash flows for the three and six month periods ended June 30, 2014.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of USD $4,217,422 for the period from inception (January 20, 2014) through June 30, 2014. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has total stockholders’ equity of USD $5,187,306. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the period from inception (January 20, 2014) through June 30, 2014 are not necessarily indicative of the results of operations for a full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include Canadian Cannabis Corp. (formerly, Gold Party Payday, Inc.) and Canada Cannabis Corp., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company does not have any VIEs that need to be consolidated at this time.

Variable Interest Entities

A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE. The Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE, which includes consideration of whether the Company has acquired or divested the power to direct the most significant activities of the VIE through changes in governing documents or other circumstances. The Company also reconsiders whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework. For the period from inception (January 20, 2014) through June 30, 2014, the Company has determined that it has no relationships that are considered to be subject to VIE treatment.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results could differ from those estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company holds cash balances in both U.S. Dollars (USD) and Canadian Dollars (CAD) and places its cash equivalents with high credit quality financial institutions. All amounts in as deposits are insured up to CAD $100,000 by the Canadian Deposit and Insurance Corporation (CDIC), with Bank of Montreal (BMO) as a Member Institution. As of June 30, 2014 the Company’s cash balances held at Canadian banks was approximately CAD $250,000, of which approximately CAD $112,000 (USD $105,000) was in excess of the insured amounts.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash, accounts payables and accrued expenses.  The carrying values of cash, accounts payables and accrued expenses approximate their fair value due to their short maturities.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services, which could result in an impairment of long-lived assets in the future.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company’s common stock for acquiring goods or services are measured at the fair value of the consideration or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is sufficiently large disincentive for non-performance) or (ii) the date at which performance is complete. When it is appropriate for the Company to recognize the cost of a transaction during the financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Revenue recognition

Revenue is expected to be recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the three month period ended June 30, 2014, or for the period from inception (January 20, 2014) through June 30, 2014.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is Canada. The financial position and results of operations of the Company are determined using the local currency, Canadian Dollars (“CADA”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The results of operations are translated from CAD to US Dollar (“USD”) at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the USD reporting currency are dealt with as a component of accumulated other comprehensive income (loss). Translation adjustments net of tax totaled USD $108,493 and USD $110,389 for the three month periods ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014, respectively.

As of June 30, 2014, the exchange rate was CAD 1.0661 per U.S. Dollar. The average exchange rate for the three month periods ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014 was CAD 1.0907 and CAD 1.0963, respectively.

Comprehensive Income (Loss)

Income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The Company had other comprehensive loss of USD $108,493 and USD $110,389 for the three month periods ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014, respectively.

Net income (loss) per share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three month period ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014, there were no potentially dilutive common shares outstanding during the period.

Business Segments

The Company expects to operate two reportable business segments – a planned Medical Marihuana Cultivation business and a planned Horticultural Lighting Business.

Recently Issued Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided by development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the period ended June 30, 2014.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.          BUSINESS FORMATION

On January 20, 2014, Canada Cannabis Corp. was formed and the following appointments were made:

●	Benjamin Ward was appointed as a director and the Principal Executive and Financial Officer of Canada Cannabis Corp.;

●	John Esteireiro was appointed Chief Operating Officer of Canada Cannabis Corp.; and,

●	Peter Strang was appointed as a director of Canada Cannabis Corp.

In connection with the merger of Canada Cannabis Corp. with the Company as effected by the Merger Agreement (see Note 1), the following changes in management occurred:

●	Tatum Morita, a former officer and director of the Company resigned her positions as the Company’s President, CEO and CFO effective May 20, 2014, and resigned her position as a director of the Company effective June 10, 2014;

●	Richard J. Hitt, the former Secretary and director of the Company resigned his positions effective May 20, 2014;

●	Benjamin Ward was appointed as a director and the President and CEO of the Company effective May 20, 2014;

●	John Esteireiro was appointed as the COO of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Peter Strang was appointed as a Vice-President of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Silvio Serrano was appointed as a Vice-President of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Dale Rasmussen was appointed as a director of the Company effective June 10, 2014;

4.          PREPAID EXPENSES

Prepaid expenses are summarized as follows (in USD):

June 30,
2014

Prepaid Services - value of common shares issued for services	$849,476
Other prepaid	12,709
$862,185

5.          INVESTMENT IN GROWLITE

On March 31, 2014, the Company entered into an agreement to acquire 45% equity interest in Growlite Canada for total consideration of CAD $4 million, consisting of a CAD $1 million (USD $937,000 at June 30, 2014) cash investment and a CAD $3 million (USD $2,811,000 at June 30, 2014) loan for operating capital and business expansion. The loan bears interest at 2% to be paid quarterly, while the entire principle amount and any remaining interest matures March 31, 2024. See further discussion of this investment in Note 10. The Company expects to account for this investment under the equity method of accounting, however management will continue to reevaluate the relationship every reporting period, given changes in circumstances, to determine whether its investment represents a variable interest and whether the Company would be considered the primary beneficiary. If this were deemed to be the case at any time, consolidation would be required.

The Company has estimated that the investee had net income for the three months ended June 30, 2014, and utilizing the equity method would be able to record an increase in the investment value as a result, however the Company has opted to defer recording any share of income until reliable information to support this net income is available.

6.          COMMITMENTS AND CONTINGENCIES

Operating Leases and Long term Contracts

The Company rents temporary office space for its corporate needs. The Company entered into a month-to-month lease agreement on January 20, 2014 to lease 1,100 square feet of office space located at 2368 Lakeshore Road West, Oakville, Ontario, Canada L6L 1H5 for an annual rate of CAD $25,200, paid monthly. The Company paid approximately CAD $6,300 and CAD $12,600 (USD $5,800 and USD $11,500) for the lease of our corporate offices at this location for the three and six month periods ended June 30, 2014, respectively. The Company has canceled this lease and the last rent payment will be due September 30, 2014.

The Company has installed temporary office trailers on the premises of its recently acquired property located at 100 Rutherford Road South, Brampton, Ontario, Canada L6W 2J2 for use during renovation of the building on the same premises. There are two office trailers installed at the premises, each measuring 60’ x 12’, for a total area of 1,440 square feet. The trailers are rented from Miller Trailers for a total monthly cost of CAD $3,583 (approximately USD $3,400).

Consulting and Professional Services

The Company has entered into consulting and professional services agreements with five parties who are also founding shareholders. Each contract has an indefinite term and requires payment of CAD $10,000 per month, to be paid in advance of the month of service. The cumulative effect of these agreements is a CAD $50,000 (approximately USD $47,000) per month commitment for professional services. During the three months ended June 30, 2014 and in subsequent periods to date, these parties have agreed to forego a portion of the payments due under these contracts, in the cumulative amount of CAD $80,000 (USD $73,000). These amounts have been recorded as contributed services for the three months ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014. For the three month period ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014, the Company has recognized CAD $150,000 and CAD $300,000 (USD $140,000 and USD $276,000) of expense related to these agreements, respectively, recorded within consulting fees and professional fees in the accompanying statement of operations. The agreements have options for termination by either party. Should the Company initiate the termination of one of these contracts, it may be required to pay the respective consultant the equivalent of a year of service, or CAD $120,000 (approximately USD $112,000), upon termination.

Employment Agreement

On March 21, 2014, the Company entered into an employment agreement with one of the five parties discussed above. This agreement replaced the consulting agreement discussed in the preceding paragraph, which had been entered into on January 21, 2014, which terminated with execution of the employment agreement. Pursuant to the terms of the employment agreement, this individual continues in his role as CEO with a salary of CAD $120,000 (approximately USD $112,000) per year, in addition to being eligible to earn achievement based bonuses. The Company may terminate this agreement upon one year’s written notice, or by payment in lieu of notice of one year of salary.

On August 16, 2014, the Company entered into an employment agreement with Shakar Labib Stefan, PhD. to become the full time Quality Assurance Manager for the Company. Dr. Stefan holds a post graduate diploma in pharmaceutical quality control and a doctor of philosophy in chemistry from Ain Shams University in Cairo, Egypt. Since 2006, Dr. Stefan has worked as a researcher at York University in Toronto, Canada, and Quality Compliance Laboratories in Markham, Canada. Dr. Stefan has received a signing bonus of CAD $5,000 (approximately USD $4,550) and an annual salary of CAD $60,000 (approximately USD $54,664).

Legal

To the best of the Company’s knowledge and belief, no legal proceedings are currently pending or threatened.

7.          STOCK HOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.000001. No shares of preferred stock have been issued or are outstanding, and no rights, privileges or preferences have been determined and designated by the board of directors.

Common Stock

The Company is authorized to issue 95,000,000 shares of common stock, par value $0.000001.

Common Stock Sales

On January 20, 2014, the Company issued 844,675 shares of common stock to its founders for cash consideration of CAD $0.02 per share, for a total of approximately CAD $16,500 (USD $14,800).

Between January 21, 2014 and February 1, 2014, the Company issued 20,768 shares of its common stock for cash consideration of CAD $19.50 per share, for a total of approximately CAD $405,000 (USD $367,000).

Between February 2, 2014 and February 14, 2014, the Company issued an additional 11,462 shares of its common stock for cash consideration of CAD $39.00 per share, for a total of approximately CAD $447,000 (USD $403,000).

On February 11, 2014, the Company issued 513 shares of its common stock for cash consideration of CAD $21.45 per share, for a total of approximately CAD $11,000 (USD $9,900).

The Company received approximately USD $4.8 million of stock subscription proceeds prior to March 31, 2014 for which the shares had not been issued as of that date, and as such the Company recorded a liability for future stock issuance in that amount. In April and May 2014, the Company issued approximately 82,361 shares of its common stock in satisfaction of this liability. These shares were issued at a price of USD $58.50 per share.

During the three months ended June 30, 2014, the Company sold an additional 18,542 shares of its common stock for cash consideration of USD $58.50 per share, or approximately USD $1.1 million

The Company received approximately USD $651,000 of stock subscription proceeds prior to June 30, 2014 for which the shares had not been issued as of that date, and as such the Company recorded a liability for future stock issuance in that amount. These shares have not yet been issued through the filing of these financial statements.

Noncash Equity Transactions

In March 2014, the Company issued 7,692 shares of its common stock to TDM Financial for services to be provided to the Company over a period of one year. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at CAD $19.50 per share (USD $17.70 per share), for a total of approximately USD $136,000. The Company intends to amortize these costs over a period of twelve months and has amortized approximately USD $41,000 to expense for the three months ended June 30, 2014 and the period from inception (January 20, 2014) through June 30, 2014.

In April 2014, the Company issued 769 shares of its common stock to an individual for services provided. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $58.50 per share, for a total of approximately USD $45,000, which was expensed immediately at issuance.

In May 2014, the Company issued a total of 23,930 shares of its common stock to three parties for services to be provided to the Company. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $58.50 per share for a total of approximately USD $1.4 million. The service agreements had no specific deliverables or specified term, as such the stock issuances were considered earned at issuance and were expensed in entirety during the three months ended June 30, 2014.

In June 2014, the Company issued a total of 12,820 shares of its common stock to an individual for services to be provided to the Company over a period of two years. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $58.50 per share for a total of approximately USD $750,000. The Company intends to amortize these costs over a period of two years beginning in July 2014.

Total Common Shares

The issuances disclosed above total 1,023,532 shares of common stock. In connection with the reverse merger disclosed in Note 1, the Company absorbed the remaining 333,350 shares of Gold Party Payday, Inc. from prior to the reverse merger. At June 30, 2014, the Company had 1,356,882 shares of its common stock issued and outstanding.

On June 16, 2014 a majority of the shareholders of the Company by written consent authorized a special dividend, whereas each of the shareholders of the common stock of the Company would receive 19.5 shares for every share of Company common stock owned.  The Company filed a corporate action with FINRA on June 19, 2014 in relation to the declared stock dividend. The dividend is payable on receipt of all necessary approvals, if any, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on June 30, 2014, in the amount of 19.5 shares of common stock per one (1) share of common stock held. Since this dividend is pending and contingent upon approval from FINRA, the effects of the dividend have not been reflected in the unaudited condensed consolidated financial statements.

8.          INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740 “Income Taxes”.  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

9.          EARNINGS (LOSS) PER SHARE

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no potential dilutive securities issued or outstanding for the three months ended June 30, 2014 or the period from inception (January 20, 2014) through June 30, 2014. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Net loss	$(3,236,689)	$(4,217,422)

Basic weighted average outstanding shares of common stock	1,107,794	991,492
Dilutive effect of common stock equivalents	-	-
Diluted weighted average common stock equivalents	1,107,794	991,492

Net loss per share of voting and nonvoting
common stock Basic and Diluted	$(2.92)	$(4.25)

10.          RELATED PARTY TRANSACTIONS

Investment in Growlite

As discussed in Note 4, the Company has paid CAD $1 million (approximately USD $3.7 million) to Growlite for a 45% equity interest. Prior to this investment, Growlite was wholly-owned by an individual that also had a 7.5% equity interest in the Company. This shareholder is also one of the parties with a Consulting and Professional services contract as discussed in Note 5.

Legal and Other Services

One of the five shareholders disclosed in Note 5 as being under a Consulting and Professional services contract in Note 5 also provides legal and other services for the Company. For the period from inception through June 30, 2014, this shareholder was paid, either as an individual or through entities controlled by the individual, approximately CAD $125,000 (USD $114,000) for services rendered, which includes the amounts paid under the disclosed contract.

Notes Payable to Stockholders

On May 20, 2014, Benjamin Ward advanced a short-term loan in the amount of approximately USD $228,000 to the Company to cover expenses related to the Transfer Agreement. The loan is interest free and no formal terms were documented. However, the Company intends to repay the loan upon receipt of adequate funds to do so.

On June 18, 2014, the Company issued a promissory note to Mr. Ward for additional funds advanced by Mr. Ward to the Company as a short term note in the approximate amount of CAD $378,000 (USD $354,000), payable upon sufficient capitalization of the company, bearing a zero percent annual interest rate. Mr. Ward is a founding shareholder of the Company, currently owns 7.5% of the Company’s common stock and is the CEO, President and a Director of the Company.

On June 18, 2014, the Company issued a promissory note to John Esteireiro for funds advanced by Mr. Esteireiro to the Company as a short term note in the amount of CAD $1,050,000 (USD $984,000) bearing a zero percent annual interest rate, CAD $1 million (USD $938,000) of which was funded directly to a third party related to a deposit towards the purchase of the Brampton Property (see Note 11). On June 26, 2014, the Company issued a promissory note to Mr. Esteireiro for additional funds advanced by Mr. Esteireiro to the Company as a short term note in the amount of CAD $150,000 (USD $141,000) bearing a zero percent annual interest rate. Mr. Esteireiro is a founding shareholder of the Company, currently owns 7.5% of the Company’s common stock and is the Chief Operating Officer and a Director of the Company.

On June 18, 2014, The Company issued a promissory note to Silvio Serrano for funds advanced by Mr. Serrano to the Company as a short term note in the amount of CAD $75,000 (USD $70,000), payable upon sufficient capitalization of the company, bearing a ten percent (10%) annual interest rate. The Company repaid the amount due under the note in full to Mr. Serrano on July 30, 2014 and the note was cancelled. Mr. Serrano currently owns 7.5% of the Company’s common stock and is a Vice President and a Director of the Company.

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG, in the amount of USD $1,250,000 to formalize two loans made by Wildhaus Capital Schweiz AG in the amounts of USD $750,000 on June 9, 2014 and USD $500,000 on June 18, 2014, payable upon sufficient capitalization of the company, bearing a ten percent (10%) annual interest rate. On June 30, 2014, the Company reserved 12,821 shares of its common stock to be held as security for the first USD $750,000 loan advance. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 12,821 shares of the Company’s common stock at a price of USD $58.50 per share, based on the prevailing per share price of similar stock sold during this period. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 8,547 shares of the Company’s common stock in full satisfaction of the loan amount due under the note.

11.          SUBSEQUENT EVENTS

Brampton Property Acquisition Closing

On July 4, 2014, 2264793 Ontario Inc., a subsidiary of the Company, closed on the purchase (the “Closing”) of real property located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) pursuant to that certain Agreement of Purchase and Sale (the “Purchase Agreement”) entered into by and between the Company and I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd. (collectively, the “Seller”) on April 1, 2014. The Company acquired the “Brampton Property” for a total consideration of CAD $13,885,000 (USD $13.0 million), which includes the final adjusted purchase price of CAD $13,421,000 (USD $12.6 million) and land transfer taxes and related surcharges totaling CAD $464,000 (USD $435,000). The Brampton Property includes an approximately 312,000 square foot industrial building and is located approximately 23 kilometers (12 miles) from Pearson International Airport, within the Greater Toronto Area.

In connection with the Closing, on July 4, 2014, 2264793 Ontario Inc., a subsidiary of the Company, entered into a Mortgage (the “Mortgage”) with Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company to borrow a total of CAD $9.4 million (the “Loan”) (USD $8.8 million). The Loan is secured by a mortgage on the Brampton Property, a corporate guaranty by the Company’s subsidiary Canada Cannabis Corp., as well as personal guaranties by Benjamin Ward, John Esteireiro, Silvio Serrano and Douglass S. Keevil.

The Loan accrues interest at ten percent (10%) per annum and is due in full on July 15, 2015. The Company is required to make monthly interest only payments in the approximate amount of CAD $78,333 (approximately USD $73,000) beginning on August 15, 2014.

With respect to the individual guarantors:

•	Mr. Ward owns approximately 7.5% of the Company’s common stock and is a Director, the CEO and President of the Company.

•	Mr. Esteireiro owns approximately 7.5% of the Company’s common stock and is a Director and the COO of the Company.

•	Mr. Serrano owns approximately 7.5% of the Company’s common stock and is a Director and a Vice President of the Company.

•	Mr. Keevil owns approximately 4.5% of the Company’s common stock.

The acquisition of the Brampton Property was also funded in part by personal loans made to the Company by certain related parties. In connection with these loans, the Company issued the following short term promissory notes on July 4, 2014 (collectively, the “Notes”):

•	The Company issued a promissory note to Benjamin Ward in consideration of additional funds advanced in the amount of CAD $318,000 (USD $298,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

•	The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $185,000 (USD $174,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

Other Loans

On July 4, 2014, The Company issued a promissory note to Benjamin Ward for additional funds advanced by Mr. Ward to the Company as a short term note in the amount of CAD $214,000 (USD $196,000), payable upon sufficient capitalization of the company, bearing a zero percent interest rate. Mr. Ward owns approximately 7.5% of the Company’s common stock and is a Director, the CEO and President of the Company.

The Company has evaluated all subsequent events through the date these financial statements were issued. Other than those set out above, there have been no subsequent events after June 30, 2014, for which disclosure is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

This discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report, the Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and the Current Report on Form 8-K/A filed on June 12, 2014.

Overview

(a)	Business Background.

Canadian Cannabis Corp. (collectively with its subsidiaries, “we”, “us”, “our”, or the “Company”) is a development stage company incorporated in Delaware and formerly known as Gold Party Payday, Inc.

Gold Party Payday, LLC was organized as a Limited Liability Company on August 16, 2011 under the laws of the State of California. Gold Party Payday, Inc. incorporated on September 19, 2011 under the laws of the state of Delaware for the sole purpose of acquiring all of the outstanding membership units of Gold Party Payday, LLC and engaging in the business of Gold Party Payday, LLC. Prior to the Merger transaction described more fully below in this Item 2, our business operations consisted of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us at a discount, after which we resold the items to refineries.

On May 21, 2014, we closed a merger transaction (the “Merger”) with Canada Cannabis Corp., an Ontario (Canada) corporation incorporated on January 20, 2014. Pursuant to the Merger, we acquired 100% of the issued and outstanding shares of common stock of Canada Cannabis Corp. in exchange for the issuance of 1,016,503 shares of our common stock, par value $0.000001 and our wholly-owned subsidiary formed for purposes of consummating the Merger, 2418146 Ontario Inc., amalgamated with Canada Cannabis Corp. The company resulting from the amalgamation is our wholly-owned subsidiary and retains the Canada Cannabis Corp. name (“CCC”).

Also on May 21, 2014 (the “Closing Date”), we closed a business transfer and indemnity agreement (the “Transfer Agreement”) with Tatum L. Morita, who was our President, CEO, CFO, a director of the Company and our majority shareholder (holding 4,000,000 of 4,333,350 shares of our common stock immediately prior to the closing). Pursuant to the terms of the Transfer Agreement, Ms. Morita (i) returned to the Company 4,000,000 shares of the Company’s common stock, (ii) agreed that outstanding loans made by Ms. Morita to the Company in the aggregate amount of USD $7,100 are satisfied and paid in full, and (iii) agreed to indemnify and hold harmless the Company and CCC with respect to all liabilities of the Company in existence, arising during, or relating to the period prior to the Closing Date. Pursuant to the terms of the Transfer Agreement, the Company (i) transferred to Ms. Morita the assets of the Company business, as in existence prior to the Effective Date, (ii) paid cash consideration to Ms. Morita in the amount of USD $361,650, and (iii) agreed to, jointly and severally with CCC, indemnify and hold harmless Ms. Morita with respect to all liabilities of the Company incurred after the Closing Date.

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the business plan of the former Canada Cannabis Corp., to market and manufacture medical marijuana products for sale in Canada, is now the sole business of the Company’s wholly-owned subsidiary, CCC, (ii) our sole business is now to invest in and support the business of CCC, and (iii) there was a change of control whereby the former shareholders of the former Canada Cannabis Corp. now own a controlling 75% ownership interest in the Company.

On July 16, 2014, we changed our name to Canadian Cannabis Corp. to more accurately reflect our current business operations.

(b)	Material Transactions.

Reference is made to the transactions effected by the Merger and the Transfer Agreement, as described in Item 2 section (a), “Business Background”, which is incorporated herein by reference.

On April 1, 2014, Canada Cannabis Corp., a predecessor entity to the Company’s wholly-owned subsidiary Canadian Cannabis Corp., entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) with I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd. (collectively, the “Seller”) pursuant to which CCC will purchase from Seller the real property, including an approximately 312,500 square foot industrial building, located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) for a total consideration of CAD $13,400,000 (the “Purchase Price”).

In connection with the Purchase Agreement, on April 3, 2014, CCC paid an initial earnest money deposit in the amount of CAD $500,000 (approximately USD $469,000) that will be credited toward the Purchase Price at the closing of the Purchase Agreement and is refundable only if the closing does not occur as a result of Seller’s default. On May 16, 2014, CCC paid an additional deposit in the amount of CAD $300,000 (approximately USD $281,000) in consideration of an extension to the closing date to June 9, 2014 granted by the Sellers pursuant to an extension letter dated May 16, 2014 (the “Extension Letter”). On June 9, 2014, the Company paid an additional CAD $1,800,000 (approximately USD $1,687,000) and on June 18, 2014 the Company paid an additional CAD $1,510,000 (approximately USD $1,415,000), both payments to extend the closing date of the Purchase Agreement.

The deposit made by the Company on June 18, 2014 with respect to the Brampton Property was funded in part by personal loans made to the Company by certain related parties. In connection with these loans, the Company issued the following short term promissory notes on June 18, 2014 (collectively, the “Notes”):

•	The Company issued a promissory note to Benjamin Ward in consideration of funds advanced in the approximate amount of CAD $378,000 (approximately USD $354,000), interest free, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. Mr. Ward owns approximately 7.5% of the Company’s common stock and is a Director, the CEO and President of the Company.

•	The Company issued a promissory note to John Esteireiro in consideration of funds advanced in the amount of CAD $1,050,000 (approximately USD $984,000), interest free, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. Mr. Esteireiro owns approximately 7.5% of the Company’s common stock and is a Director and the COO of the Company.

•	The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $75,000 (approximately USD $70,000), interest free, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. Mr. Serrano owns approximately 7.5% of the Company’s common stock and is a Director and a Vice President of the Company.

The foregoing summaries of the Purchase Agreement, the Extension Letter and the Notes are not complete and are qualified in their entirety by reference to the complete text of the Purchase Agreement, Extension Letter and Notes. The Purchase Agreement and Extension Letter were previously filed with a Current Report of the Company on May 20, 2014. The Notes were previously filed with a Current Report of the Company on June 23, 2014.

On July 4, 2014, we closed on the acquisition of the Brampton Property through our subsidiary, 2264793 Ontario Inc., for a total consideration of CAD $13,885,000 (approximately USD $13.0 million), which includes the final adjusted purchase price of CAD $13,421,000 (approximately USD $12.6 million) and land transfer taxes and related surcharges totaling CAD $464,000 (approximately USD $400,000). In connection with the acquisition of the Brampton Property, we incurred financing in the amount of CAD $9,400,000 (approximately USD $8.8 million) (the “Loan”), which is secured primarily by mortgage on the Brampton Property. The Company is required to make monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000) each beginning on August 15, 2014. The Company expects to partially offset the monthly interest payments on the Loan with rental income in the amount of approximately CAD $700,000 per year from existing leases of areas of the Brampton Property not presently required for our operations. Additionally, the Brampton Property acquisition was funded in part by personal loans made to the Company by certain related parties. In connection with these loans, the Company issued the following short term promissory notes on July 4, 2014 (collectively, the “Acquisition Notes”):

•	The Company issued a promissory note to Benjamin Ward in consideration of funds advanced in the amount of CAD $318,000 (approximately USD $298,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

•	The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $185,000 (approximately USD $174,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

The preceding descriptions of the acquisition of the Brampton Property, the Loan and the Acquisition Notes are incomplete and qualified entirely by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014, in which more detailed descriptions with respect to the acquisition of the Brampton Property, the Loan and the Acquisition Notes can be found.

On May 20, 2014, Benjamin Ward advanced a short-term loan in the approximate amount of USD $228,000 (approximately USD $214,000) to the Company to cover expenses related to the Transfer Agreement. The loan is interest free and no formal terms were documented. However, the Company intends to repay the loan upon receipt of adequate funds to do so. Mr. Ward is a founding shareholder of the Company, currently owns 7.5% of the Company’s common stock and is the CEO, President and a Director of the Company.

(c)	Business of Issuer.

Pursuant to the Company’s new business plan, we intend to operate under the recently effective Marihuana for Medical Purposes Regulation (the “MMPR”) to manufacture and market medical marijuana products in Canada and internationally, as permitted by local laws. We recently changed our business plan as a result of the Merger and have not yet commenced material operations accordingly. We are currently engaged in various startup activities to establish the business in preparation for commencing full operations in the production and supply of medical marijuana in accordance with our business plan following licensure by Health Canada, the Canadian government agency charged with enforcing the MMPR.

On April 3, 2014, we submitted to Health Canada an application to obtain our initial license to produce and supply medical marijuana under the MMPR. At the request of Health Canada, we subsequently submitted an update to the application on April 25, 2014. Representatives of the Company continue ongoing engagement with Health Canada regulators in charge of licensing to field regulator requests for information and supplement the license application accordingly. We believe we are in the advanced stages of the license review process. However, Health Canada has provided no official indication of when we can expect a final determination on our license application.

On July 4, 2014, we closed on the acquisition of the Brampton Property through our subsidiary, 2264793 Ontario Inc. The Brampton Property includes an approximately 312,000 square foot industrial building and is located approximately 23 kilometers (12 miles) from Pearson International Airport, within the Greater Toronto Area. We intend for the Brampton Property to be our initial business operations base, housing our initial licensed grow and production facility. Accordingly, we have taken possession of the Brampton Property and commenced phase one of renovations to prepare approximately 120,000 square feet of the facility for such purposes. The preceding description of the acquisition of the Brampton Property is incomplete and qualified entirely by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014, in which a more detailed description with respect to the acquisition of the Brampton Property can be found.

In addition to its core business, we also own a 45% interest in 2393245 Ontario Inc. c.o.b. Growlite Canada (“Growlite”). Growlite produces and distributes a patented horticulture lighting system capable of providing substantial energy efficiencies compared to its competitors, as well as replacement bulbs and other horticultural lighting accessories. Silvio Serrano owns the remaining 55% interest in Growlite. Mr. Serrano also holds approximately 7.5% of the Company’s common stock and is currently a Vice President and Director of the Company.

Due to various circumstances, such as the unknown definitive completion date of renovations at the Brampton Property and the unknown status of our medical marijuana production license application, we cannot currently determine with confidence when we expect to commence operations.

(d)	Government Regulation.

Canada

In Canada, where we operate, the use of marijuana for medicinal purposes has been legal and regulated by Health Canada since the passage of the Marihuana Medical Access Regulation (the “MMAR”) in 2001. Under the MMAR, patients with physician prescribed authorization could obtain marijuana through Health Canada, grow privately for personal use or designate a third party for private growth.

On April 1, 2014, the MMAR was replaced by the MMPR (Marihuana for Medical Purposes Regulation). The MMPR treats marijuana similarly to other narcotic pharmaceuticals used for medical purposes by establishing a regulated privatized industry for the controlled production and commercial distribution of medical marijuana to authorized users in Canada. As of March 31, 2014, all production licenses issued under the MMAR were to expire and existing marijuana plants possessed by private growers were to be destroyed with the effectiveness of the MMPR. However, due to pending litigation on these issues in the Federal Courts of Canada, Health Canada continues to honor the licenses issued under the MMAR until a decision is rendered in these cases.

Under the MMPR, Health Canada will license entities to engage in medical marijuana production and distribution. Health Canada will also formulate and enforce production and distribution standards for the licensed producers. Patients will continue to be prescribed authorized use by a physician, and then authorized users will be required sign up with a licensed producer to obtain their prescribed product. Because the MMPR is so new, it is difficult to accurately predict with confidence the ongoing costs of compliance and developments in the law. Non-medicinal use of marijuana remains illegal in Canada.

United States

As of the date of this Quarterly Report, 22 states and the District of Columbia permit the use of medical marijuana. Additionally, Colorado and Washington have passed laws permitting non-medicinal use of marijuana by adults. However, marijuana remains a Schedule-I controlled substance, the use of which for any reason remains illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

Despite the illegality of marijuana use under United States federal law, we have not discovered a legal basis under United States federal law by which our wholly-owned Canadian subsidiary, Canada Cannabis Corp., is prohibited from producing or supplying marijuana in compliance with Canadian law. Additionally, we do not believe there to be a legal basis for any action against the Company by United States federal authorities for such activity. However, because of the novelty of this issue and lack of available precedents, we can neither predict how current and future federal authorities will interpret and enforce existing laws nor how laws adopted in the future may affect our ability to carry on business.

Liquidity and Capital Resources

In connection with the Transfer Agreement discussed above, as of May 21, 2014, we divested all the assets related to the former operations of the Company and discontinued those operations in favor of pursuing our new business plan. Additionally, the Company’s Current Report on Form 8-K disclosing the transactions effected by the Merger and Transfer Agreement included audited financial statements of Canada Cannabis Corp. from its period of inception (January 20, 2014) through March 31, 2014, and unaudited pro-forma financial statements of the combined companies for the three months ended March 31, 2014. We believe the inclusion of comparisons to periods during which the Company was under prior control and management and business of the Company was wholly different than the current business could be misleading given the complete transition of the Company’s management and business plan, as well as the complete discontinuance of the prior business and divestiture of related assets. As such, the discussion of our liquidity and capital resources and our results of operations does not contain such comparisons to prior periods and is presented as if the Company was a new reporting company as of Canada Cannabis Corp.’s date of inception (January 20, 2014). These discussions of the Company’s liquidity and capital resources and results of operations should be read in the latter context.

We are a company that has not commenced planned operations and are focused on developing our business in the Pharmaceutical sector. Our principal business objective for the next twelve (12) months will be to continue to develop our business plan and continue efforts to obtain our medical marijuana production license. As we have recently changed our business plan in connection with the Merger and have not commenced material operations, we have not earned any revenues from our new operations. Our operations prior to the Merger resulted in the recognition of nominal revenue.

Net cash provided by (used in) operating activities. During the period from inception (January 20, 2014) ending June 30, 2014, net cash used in operating activities was USD $(2,669,325). The cash flow used in operating activities during the period from inception (January 20, 2014) ending June 30, 2014 was primarily the result of net loss incurred during the period after add back of noncash expenses related to common shares issued for services.

Net cash provided by (used in) investing activities. During period from inception (January 20, 2014) ending June 30, 2014, net cash used in investing activities was USD $(6,492,141). The cash flow used in investing activities during the period from inception (January 20, 2014) ending June 30, 2014 was primarily the result of investment in Growlite (approximately USD $3.6 million) and deposits towards the acquisition of the Brampton Property (approximately USD $2.8 million).

Net cash provided by (used in) financing activities. During the period from inception (January 20, 2014) ending June 30, 2014, net cash provided by financing activities was USD $9,367,039. The cash flow provided by financing activities during the period from inception (January 20, 2014) ending June 30, 2014 was primarily the result of proceeds from the sale of common stock (approximately USD $7.5 million) and the net proceeds from the issuance of notes payable to shareholders (approximately USD $1.8 million).

As of June 30, 2014, we had cash on hand of USD $210,952 and current liabilities of USD $3,484,901. We have incurred a loss since inception resulting in an accumulated deficit of USD $4,144,374 and further losses are anticipated as we continue to develop and implement our business plan. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2014.

In connection with the acquisition of the Brampton Property, as discussed above, we incurred financing in the amount of CAD $9,400,000 (approximately USD $8.8 million) (the “Loan”), which is secured primarily by mortgage on the Brampton Property. The Company is required to make monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000) each beginning on August 15, 2014. The Company expects to partially offset the monthly interest payments on the Loan with rental income in the amount of approximately CAD $700,000 (approximately USD $657,000) per year from existing leases of areas of the Brampton Property not presently required for our operations. The preceding description of the Loan is incomplete and qualified entirely by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014, in which a more detailed description with respect to the Loan can be found.

The Company’s ability to commence material operations in the production and sale of medical marijuana products and generate revenue depends upon a number of variables out of our control, including the approval of our production license application and issuance of a production license to the Company by Health Canada. As previously discussed, Health Canada has provided no indication of when it expects to act on our license application. We are confident that our license application meets the MMPR requirements for approval by Health Canada and remain engaged with Health Canada to facilitate the licensing process. However, there can be no assurance that Health Canada will approve our license application and issue a production license to the Company, nor can we predict with any confidence when Health Canada will make a final determination with respect to our license application.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, we have sustained operating and cash flow losses and expect to incur an operating and cash flow losses for 2014. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern. We will continue targeting sources of additional financing to provide continuation of our operations. There can be no assurance that the Company will be able to continue to raise funds or that we will be able to achieve revenues sufficient to become profitable, in which case we may be unable to meet our obligations and we may cease operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Results of Operations

As we are a company that has not commenced planned operations and are still in the startup phase, we are not yet engaged in material operations generating revenue; therefore, we have little operations to report at this time. Our main focus has been on the development of our new business plan. We have made no sales under our new business plan and all expenses from the date of the Merger through the date of this Quarterly Report have related to the development of our new business plan, including the acquisition and renovation of the Brampton Property and licensure efforts under the MMPR, and other expenses related to the daily operations of a public company.

Three Months Ended June 30, 2014

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 were USD $1,238,560. The expenditure of funds for general and administrative expenses is primarily related to business startup and development activities and the merger transaction.

Consulting Fees. Consulting fees for the three months ended June 30, 2014 were USD $394,110. The expenditure of funds for consulting fees is primarily related to the Health Canada marijuana producer licensing application and developing the Company’s business plan.

Professional Fees. Professional fees for the three months ended June 30, 2014 were USD $1,635,719. The expenditure of funds for professional fees is primarily related to the merger transaction and regulatory compliance, as well as expense of USD $1,484,407 related to shares issued for services.

Net Income (loss). For the three months ended June 30, 2014, we incurred a net loss of USD $(3,236,689). The net loss was primarily a result of operating expenses without current revenue.

Period from inception (January 20, 2014) to June 30, 2014

General and Administrative Expenses. General and administrative expenses for the period from inception (January 20, 2014) ending June 30, 2014 were USD $1,499,607. The expenditure of funds for general and administrative expenses is primarily related to business startup and development activities.

Consulting Fees. Consulting fees for the period from inception (January 20, 2014) ending June 30, 2014 were USD $906,124. The expenditure of funds for consulting fees is primarily related to the Health Canada marijuana producer licensing application and developing the Company’s business plan.

Professional Fees. Professional fees for the period from inception (January 20, 2014) ending June 30, 2014 were USD $1,787,561. The expenditure of funds for professional fees is primarily related to startup legal and accounting fees, the merger transaction and regulatory compliance, as well as expense of USD $1,484,407 related to shares issued for services.

Net Income (loss). For the period from inception (January 20, 2014) ending June 30, 2014, we incurred a net loss of USD $(4,217,422). The net loss was primarily a result of operating expenses without current revenue.

Seasonality

Although we are not yet engaged in material operations with respect to our new business plan, we do not expect that our business will be seasonal.

Contractual Obligations

The Company had the following contractual obligations as of June 30, 2014 (in USD):

		Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
Notes Payable to Stockholders, zero interest	$1,530,147	1,530,147	-	-	-	-	-
Notes Payable to Stockholders, 10% interest	$1,276,839	1,276,839	-	-	-	-	-
Notes Payable to Employees, zero interest	$23,425	23,425	-	-	-	-	-
Office Rental	$8,900	8,900	-	-	-	-	-

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-Q due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of our company. We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

Management is committed to improving its internal controls and will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities. At this time, however, management has not established a time table for when it intends to address the aforementioned material weaknesses.

(b)	Changes in internal control over financial reporting.

During the fiscal quarter covered by this report, control and management of the Company was changed due to the transactions effected by the Merger and Transfer Agreement. Additionally, in connection with the aforementioned transactions, the Company changed its business plan and became more active in the pursuit thereof. However, there were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings that have occurred within the past five years concerning our directors or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 1A.  Risk Factors.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

On May 20, 2014, pursuant to the Merger, the Company acquired 100% of the issued and outstanding shares of common stock of Canada Cannabis Corp. in exchange for the issuance of 1,003,683 shares of our common stock, par value $0.000001, in the aggregate, to existing investors of Canada Cannabis Corp.

Immediately after the closing of the Merger Agreement and Transfer Agreement, we sold an aggregate of 7,029 shares of our common stock to accredited investors in a private placement transaction in consideration of an aggregate amount of approximately USD $411,000 paid by the investors to the Company.

On June 30, 2014, the Company issued 12,820 shares of its common stock to Albert Guido and Fiducia Mortgages Inc. of North York, Ontario Canada for services to be provided to the Company over a period of two years beginning July 2014. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $58.50 per share, for a total of approximately USD $750,000.

On June 30, 2014, the Company reserved 12,821 shares of its common stock to be held as security for the first USD $750,000 loan advance of a loan in the total amount of USD $1,250,000 made to the Company by Wildhaus Capital Schweiz AG. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 12,821 shares of the Company’s common stock at a price of USD $58.50 per share. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 8,547 shares of the Company’s common stock in full satisfaction of the loan amount due under the note. Detailed information regarding this loan transaction may be found under Item 5, “Other Information”, below.

On June 16, 2014 a majority of the shareholders of the Company by written consent authorized a special dividend, whereas each of the shareholders of the common stock of the Company would receive 19.5 shares for every share of Company common stock owned. The Company filed a corporate action with FINRA on June 19, 2014 in relation to the declared stock dividend. The dividend is payable on receipt of all necessary approvals, if any, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on June 30, 2014, in the amount of 19.5 shares of common stock per one (1) share of common stock held. Since this dividend is pending and contingent upon approval from FINRA, the effects of the dividend have not been reflected in this Quarterly Report of the Company on Form 10-Q.

The transactions described above and the shares of common stock involved were exempt from registration provided by Section 4(2) of the Securities Act.

(b)           Use of Proceeds.

Not Applicable.

(c)           Affiliated Purchases of Common Stock.

On May 20, 2014, pursuant to the Transfer Agreement, the Company acquired the 4,000,000 shares of Company common stock held by Tatum Morita, the Company’s founder, a former Director, and the former President, CEO and CFO. The shares were returned to the treasury of the Company and cancelled.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 26, 2014, the Company issued a promissory note to Mr. Esteireiro for funds advanced by Mr. Esteireiro to the Company as a short term note in the amount of CAD $150,000 (USD $141,000 at June 30, 2014) bearing a zero percent annual interest rate and payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. The funds were used to fund ongoing Company expenses related to the acquisition and renovation of the Brampton Property. Mr. Esteireiro is a founding shareholder of the Company, currently owns 7.5% of the Company’s common stock and is the Chief Operating Officer and a Director of the Company. The foregoing summary of the promissory note made to John Esteireiro is not complete and is qualified in its entirety by reference to the complete text of the promissory note, which is attached hereto as Exhibit 10.9.

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG in consideration of funds advanced in the amount of USD $1,250,000. The promissory note bears a ten percent (10%) annual interest rate and is payable within one hundred eighty (180) days of the date of the note. On June 30, 2014, the Company reserved 12,821 shares of its common stock to be held as security for the first USD $750,000 loan advance. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 12,821 shares of the Company’s common stock at a price of USD $58.50 per share. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 8,547 shares of the Company’s common stock in full satisfaction of the loan amount due under the note. The foregoing summary of the promissory note made to Wildhaus Capital Schweiz AG is not complete and is qualified in its entirety by reference to the complete text of the promissory note, which is attached hereto as Exhibit 10.10.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Merger Agreement, by and among the Company, 2418146 Ontario Inc. and Canada Cannabis Corp., entered into on May 14, 2014

*2.2	Business Transfer and Indemnity Agreement by and between the Company and Tatum L, Morita, entered into on May 14, 2014

*2.3	Articles of Amalgamation

*3.1	Certificate of Incorporation, as amended July 16, 2014

*3.2	By-laws

*10.1	Agreement of Purchase and Sale, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on April 1, 2014

*10.2	Extension Letter, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on May 16, 2014

*10.3	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward, entered into on June 18, 2014

*10.4	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro, entered into on June 18, 2014

*10.5	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on June 18, 2014

*10.6	Mortgage, by and among 2264793 Ontario Inc., Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company, entered into on July 4, 2014

*10.7	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward, entered into on July 4, 2014

*10.8	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on July 4, 2014

10.9	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro, entered into on June 26, 2014

10.10	Promissory Note, by and between Canadian Cannabis Corp. and Wildhaus Capital Schweiz AG, entered into on July 4, 2014

†31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canadian Cannabis Corp.

Dated: September 10, 2014	By:	/s/ Benjamin Ward
Benjamin Ward
Chief Executive Officer (Principal Executive Officer & Principal Financial Officer), President and Director

