Form 10-Q
period 2014-09-30
CANADIAN CANNABIS CORP.
filed 2014-11-14
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54915

CANADIAN CANNABIS CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-3327444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Rutherford Road South Brampton, Ontario, Canada L6W 2J2	(866) 70-3324
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

As of November 12, 2014, there were 27,092,425 shares of common stock, par value $0.000001, issued and outstanding.

CANADIAN CANNABIS CORP.

FORM 10-Q

PART I---FINANCIAL INFORMATION

Item 1. Financial Statements.

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheet

As Of September 30, 2014

September 30,
2014
ASSETS
Current Assets
Cash	$32,436
Accounts receivable	54,003
Prepaid expenses	261,931
Total Current Assets	348,370

Other Assets
Notes receivable - Growlite	2,685,300
Investment in Growlite	895,100
Buildings and equipment, net	13,395,704
Total Other Assets	16,976,104
Total Assets	$17,324,474

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$840,004
Mortgage payable	8,413,940
Notes payable to stockholders	3,248,049
Total Current Liabilities	12,501,993
Total Liabilities	12,501,993

Commitments and Contingencies (Note 6)

Stockholders' Equity
Preferred stock, $0.000001 par value; 5,000,000 share authorized; None issued and outstanding	-
Common stock, $0.000001 par value; 95,000,000 share authorized; 27,092,425 issued and outstanding	27
Additional paid-in-capital	10,310,594
Accumulated other comprehensive income	118,333
Accumulated deficit	(5,606,473)
Total Stockholders' Equity (Deficit)	4,822,481
Total Liabilities and Stockholders' Equity	$17,324,474

See accompanying notes to the unaudited condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Statement of Operations

For the Three Months Ended September 30, 2014 and the Period from Inception (January 20, 2014) through
September 30, 2014

		For the period from Inception
	For the three months	(January 20, 2104)
	ended	Through
	September 30,	September 30,
	2014	2014
REVENUE
Rental income	$47,930	47,685

OPERATING EXPENSES
Consulting fees	$1,101,664	2,352,182
Professional fees	139,548	1,928,941
General and administrative	75,474	1,174,570
Total Operating Expenses	1,316,686	5,455,693

Loss from operations	(1,268,756)	(5,408,008)

Other income (expense)
Interest expense	(144,096)	(145,313)
Interest income	1,255	1,249
Foreign currency gain (loss), net	21,439	(54,401)
Total Other Income (Expense)	(121,402)	(198,465)

Net loss	(1,390,158)	(5,606,473)
Net income attributable to noncontrolling interests	-	-
Net loss attributable to common stockholders	(1,390,158)	(5,606,473)

Loss per share - Basic and Diluted	$(0.05)	$(0.24)
Weighted Average Number of Shares
Outstanding - Basic and Diluted	27,008,360	22,919,262

See accompanying notes to the unaudited condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Statement of Comprehensive Loss

For the Three months ended September 30, 2014 and the Period from Inception (January 20, 2014) Through
September 30, 2014

	For the three months ended September 30, 2014	Period from Inception (January 20, 2014) Through September 30, 2014

NET LOSS	$(1,390,158)	$(5,606,473)
Foreign currency translation gain (loss)	228,723	118,333
TOTAL COMPREHENSIVE LOSS	$(1,161,435)	(5,488,140)

See accompanying notes to the unaudited condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Unaudited Condensed Consolidated Statement of Cash Flows

For the Period from Inception (January 20, 2014) Through September 30, 2014

Inception
(January 20, 2014) Through
September 30,
2014
Cash flows from operating activities:
Net loss	$(5,606,473)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Value of contributed services	210,312
Stock issued for services	2,315,507
Change in operating assets and liabilities:
Prepaid expenses	49,526
Accounts receivable	(55,168)
Accounts payable and accrued liabilities	541,011
Net cash (used in) operating activities	(2,545,285)

Cash flows from investing activities:
Investment in Growlite	(914,400)
Loan to Growlite	(2,743,200)
Investment in building, equipment and construction in progress	(4,174,780)
Net cash (used in) investing activities	(7,832,380)

Cash flows from financing activities:
Proceeds from sale of common stock	8,007,118
Cash received for common stock to be issued
Proceeds on note for building
Proceeds from notes to shareholders	2,825,859
Repayment of notes payable to shareholders	(422,177)
Net cash provided by financing activities	10,410,800
Effect of exchange on cash and cash equivalents	(699)
Change in cash and cash equivalents	32,436

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$32,436

Supplemental disclosure of cash flow information:
Interest paid	$143,339

Noncash investing and financing activities:
Accrual of prepaid insurance in accounts payable for total premium	317,104
Portion of property paid through shareholder loans	914,400
Mortgage payable obtained to purchase building	$8,595,380

See accompanying notes to the unaudited condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended September 30, 2014 and the Period from Inception January 20, 2014 Through

September 30, 2014.

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

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the former business of Canada Cannabis Corp. is now the sole business of the Company’s wholly-owned subsidiary of the same name, CCC-Sub, (ii) the Company’s sole business is now to invest in and support the business of its subsidiary, CCC-Sub, and (iii) there was a change of control whereby the former shareholders of Canada Cannabis Corp. obtained a controlling 75% ownership interest in the Company as of the date of the Merger Agreement. The merger completed is being accounted for as a reverse merger and recapitalization in which Canada Cannabis Corp. is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior the merger will be those of Canada Cannabis Corp. and will be recorded at the historical cost basis of Canada Cannabis Corp., and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of the Company and Canada Cannabis Corp., and the operations of the combined Company from the closing date of the merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding pursuant to 1) the reverse merger share exchange ratio of 1:19.5 and 2) the subsequent forward split of 19.5:1. On October 3, 2014 the Company’s common shares had a forward split of 19.5:1 for all shareholders of record on that date and the Company has reflected that split in the current share count.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the results of the Company from inception on January 20, 2014 through September 30, 2014. This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company’s Form 8-K/A, filed with the Commission on June 12, 2014. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statements presentation. The financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading as required by Regulation S-X, Rule 10-01. Operating results for the three months ended September 30, 2014 and for the period from inception (January 20, 2014) through September 30, 2014 are not necessarily indicative of the results of operations for the year ending December 31, 2014. As the Company's Inception date is January 20, 2014, there are no comparative condensed consolidated balance sheet presented for December 31, 2013 or condensed consolidated statement of operations or cash flows for the three and nine month periods ended September 30, 2014.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of USD $5,606,473 for the period from inception (January 20, 2014) through September 30, 2014. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has total stockholders’ equity of USD $4,822,481. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Operating results for the period from inception (January 20, 2014) through September 30, 2014 are not necessarily indicative of the results of operations for a full year.

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

The Company has assessed its investment in Growlite Canada (see Note 5) and its relationship with 2264793 Ontario Inc. (see Note 11) with regard to whether it is the primary beneficiary of these entities. While the Company believes it is not the primary beneficiary of Growlite Canada, it believes that it is in fact the primary beneficiary of 2264793 Ontario, Inc. and accordingly, consolidates the entity in its Consolidated Financial Statements. See “Principles of Consolidation”

Principles of Consolidation

The accompanying condensed consolidated financial statements include Canadian Cannabis Corp. (formerly, Gold Party Payday, Inc.) and Canada Cannabis Corp., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. The Company believes that it meets the definition of the primary beneficiary for 2264793 Ontario Inc. and consolidates the entity in its Consolidated Financial Statements. See “Variable Interest Entities”.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company holds cash balances in both U.S. Dollars (USD) and Canadian Dollars (CAD) and places its cash equivalents with high credit quality financial institutions. All amounts in as deposits are insured up to CAD $100,000 by the Canadian Deposit and Insurance Corporation (CDIC), with Bank of Montreal (BMO) as a Member Institution. As of September 30, 2014 the Company’s cash balances held at Canadian banks was approximately CAD $36,000. There were no balances in excess of the insured amounts.

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash, accounts payables and accrued expenses.  The carrying values of cash, accounts payables and accrued expenses approximate their fair value due to their short maturities.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. Through September 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services, which could result in an impairment of long-lived assets in the future.

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

Revenue recognition

Revenue is expected to be recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured. Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenants. Rental revenue is recognized on a straight-line basis over the term of the lease

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the three month period ended September 30, 2014, or for the period from inception (January 20, 2014) through September 30, 2014.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is Canada. The financial position and results of operations of the Company are determined using the local currency, Canadian Dollars (“CAD”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The results of operations are translated from CAD to US Dollar (“USD”) at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the USD reporting currency are dealt with as a component of accumulated other comprehensive income (loss). Translation adjustments net of tax totaled USD $228,723 and USD $118,333 for the three month periods ended September 30, 2014 and the period from inception (January 20, 2014) through September 30, 2014, respectively.

As of September 30, 2014, the exchange rate was CAD 1.1172 per U.S. Dollar. The average exchange rate for the three month periods ended September 30, 2014 and the period from inception (January 20, 2014) through September 30, 2014 was CAD 1.0880 and CAD 1.0936, respectively.

Comprehensive Income (Loss)

Income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The Company had other comprehensive loss of USD $1,161,435 and USD $5,488,140 for the three month periods ended September 30, 2014 and the period from inception (January 20, 2014) through September 30, 2014, respectively.

Net income (loss) per share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three month period ended September 30, 2014 and the period from inception (January 20, 2014) through September 30, 2014, there were no potentially dilutive common shares outstanding during the period.

Business Segments

The Company expects to operate two reportable business segments - a planned Medical Marihuana Cultivation business and a planned Horticultural Lighting Business.

Recently Issued Accounting Standards

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclose the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided by development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 are no longer required for interim and annual reporting periods beginning after December 15, 2014, however, early adoption is permitted. The Company adopted the provisions of ASU 2014-10 for this quarterly report on Form 10-Q for the period ended September 30, 2014.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern . The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the “FASB” issued ASU 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

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

In connection with the merger of Canada Cannabis Corp. with the Company as effected by the Merger Agreement (see Note 1), the following changes in management occurred:

●	Tatum Morita, a former officer and director of the Company resigned her positions as the Company’s President, CEO and CFO effective May 20, 2014, and resigned her position as a director of the Company effective June 10, 2014;

●	Richard J. Hitt, the former Secretary and director of the Company resigned his positions effective May 20, 2014;

●	Benjamin Ward was appointed as a director and the President and CEO of the Company effective May 20, 2014;

●	John Esteireiro was appointed as the COO of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Peter Strang was appointed as a Vice-President of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Silvio Serrano was appointed as a Vice-President of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Dale Rasmussen was appointed as a director of the Company effective June 10, 2014;

4.          PREPAID EXPENSES

Prepaid expenses are summarized as follows (in USD):

September 30, 2014
Prepaid Insurance	258,400
Prepaid Legal	2,298
Prepaid Other	1,233
261,931

5.          INVESTMENT IN GROWLITE

On March 31, 2014, the Company entered into an agreement to acquire 45% equity interest in Growlite Canada for total consideration of CAD $4 million, consisting of a CAD $1 million (approximately USD $900,000) cash investment and a CAD $3 million (approximately USD $2.7 million) loan for operating capital and business expansion. The loan bears interest at 2% to be paid quarterly, while the entire principle amount and any remaining interest matures March 31, 2024. See further discussion of this investment in Note 10. The Company expects to account for this investment under the equity method of accounting, however management will continue to reevaluate the relationship every reporting period, given changes in circumstances, to determine whether its investment represents a variable interest and whether the Company would be considered the primary beneficiary. If this were deemed to be the case at any time, consolidation would be required.

The Company has estimated that the investee had net income for the three months ended September 30, 2014, and utilizing the equity method would be able to record an increase in the investment value as a result, however the Company has opted to defer recording any share of income until reliable information to support this net income is available.

6.         COMMITMENTS AND CONTINGENCIES

Operating Leases and Long term Contracts

The Company rents temporary office space for its corporate needs. The Company entered into a month-to-month lease agreement on January 20, 2014 to lease 1,100 square feet of office space located at 2368 Lakeshore Road West, Oakville, Ontario, Canada L6L 1H5 for an annual rate of CAD $25,200, paid monthly. The Company paid approximately CAD $6,300 and CAD $18,900 (USD $5,800 and USD $17,250) for the lease of our corporate offices at this location for the three and nine month periods ended September 30, 2014, respectively. The Company has canceled this lease and the last rent payment will be due September 30, 2014.

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

Consulting and Professional Services

The Company has entered into consulting and professional services agreements with five parties who are also founding shareholders. Each contract has an indefinite term and requires payment of CAD $10,000 per month, to be paid in advance of the month of service. The cumulative effect of these agreements is a CAD $50,000 (approximately USD $47,000) per month commitment for professional services. During the three months ended September 30, 2014 and in subsequent periods to date, these parties have agreed to forego a portion of the payments due under these contracts, in the cumulative amount of CAD $230,000 (approximately USD $211,000). These amounts have been recorded as contributed services of CAD $150,00 for the three months ended September 30, 2014 and CAD $230,000 the period from inception (January 20, 2014) through September 30, 2014. For the three month period ended September 30, 2014 and the period from inception (January 20, 2014) through September 30, 2014, the Company has recognized CAD $150,000 and CAD $450,000 (approximately USD $140,000 and USD $414,000) of expense related to these agreements, respectively, recorded within consulting fees and professional fees in the accompanying statement of operations. The agreements have options for termination by either party. Should the Company initiate the termination of one of these contracts, it may be required to pay the respective consultant the equivalent of a year of service, or CAD $120,000 (approximately USD $112,000), upon termination.

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

Common Stock Sales

On January 20, 2014, the Company issued 16,471,163 shares of common stock to its founders for cash consideration of CAD $0.001 per share, for a total of approximately CAD $16,500 (USD $14,800).

Between January 21, 2014 and February 1, 2014, the Company issued 404,976 shares of its common stock for cash consideration of CAD $1.00 per share, for a total of approximately CAD $405,000 (USD $367,000).

Between February 2, 2014 and February 14, 2014, the Company issued an additional 223,509 shares of its common stock for cash consideration of CAD $2.00 per share, for a total of approximately CAD $447,000 (USD $403,000).

On February 11, 2014, the Company issued 10,000 shares of its common stock for cash consideration of CAD $1.10 per share, for a total of approximately CAD $11,000 (USD $9,900).

Prior to June 30, 2014 the Company issued an additional 2,184,605 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately USD $6.5 million.

During the three months ended September 30, 2014, the Company sold an additional 382,400 shares of its common stock for cash consideration of USD $3.00 per share, or approximately USD $1.15 million.

Noncash Equity Transactions

In March 2014, the Company issued 150,000 shares of its common stock to TDM Financial for services to be provided to the Company over a period of one year. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at CAD $1.00 per share (USD $0.91 per share), for a total of approximately USD $137,160. The Company originally amortized the expense over the life of the contract and recognized approximately $31,000 of the expense during the prior quarter; however, during the quarter ended September 30, 2014 the Company revised its estimate of the service period and chose to recognize the full amount of the expense and expense the remaining amount during the three months ended September 30, 2014.

In April 2014, the Company issued 15,000 shares of its common stock to an individual for services provided. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share, for a total of approximately USD $45,000, which was expensed immediately at issuance.

In May 2014, the Company issued a total of 466,667 shares of its common stock to three parties for services to be provided to the Company. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share for a total of approximately USD $1.4 million. The service agreements had no specific deliverables or specified term, as such the stock issuances were considered earned at issuance and were expensed in entirety during the three months ended June 30, 2014.

In June 2014, the Company issued a total of 250,000 shares of its common stock to an individual for services to be provided to the Company over a period of two years. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share for a total of approximately USD $750,000. The Company originally amortized the expense over the life of the contract and recognized approximately $40,000 of the expense during the prior quarter; however, during the quarter ended September 30, 2014 the Company revised its estimate of the service period and chose to recognize the full amount of the expense and expense the remaining amount during the three months ended As of September 30, 2014.

Total Common Shares

On June 16, 2014 a majority of the shareholders of the Company by written consent authorized a special dividend, whereas each of the shareholders of the common stock of the Company would receive 19.5 shares for every share of Company common stock owned. The Company filed a corporate action with FINRA on June 19, 2014 in relation to the declared stock dividend. The dividend is payable on receipt of all necessary approvals, if any, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on September 30, 2014, in the amount of 19.5 shares of common stock per one (1) share of common stock held.

The dividend was approved by FINRA and became effective on October 3, 2014, as such, the effects of the dividend have been reflected retroactively in the unaudited condensed consolidated financial statements.

The total shares issued and outstanding on September 30, 2014 were 27,092,425.

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

The Company had no potential dilutive securities issued or outstanding for the three months ended September 30, 2014 or the period from inception (January 20, 2014) through September 30, 2014. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended September 30, 2014	Period from Inception (January 20, 2014) Through September 30, 2014

Net loss	$(1,390,158)	$(5,606,473)

Basic weighted average outstanding shares of common stock	27,008,360	22,919,263
Dilutive effect of common stock equivalents	-	-
Diluted weighted average common stock equivalents	27,008,360	22,919,263

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.05)	$(0.24)

10.          RELATED PARTY TRANSACTIONS

Investment in Growlite

On March 31, 2014, the Company entered into an agreement to acquire 45% equity interest in Growlite Canada for total consideration of CAD $4 million, consisting of a CAD $1 million (approximately USD $900,000) cash investment and a CAD $3 million (approximately USD $2.7 million) loan for operating capital and business expansion. The loan bears interest at 2% to be paid quarterly, while the entire principle amount and any remaining interest matures March 31, 2024. The remaining 55% of Growlite is owned by an individual who also owns approximately 7.5% of the common shares of the Company and is a director and vice president of the Company and provides services to the Company pursuant to a Consulting and Professional Services contract (further discussed in Notes 3 and 6). See further discussion of this investment in Note 5.

Legal and Other Services

One of the five shareholders disclosed in Note 5 as being under a Consulting and Professional services contract in Note 5 also provides legal and other services for the Company. For the period from inception through September 30, 2014, this shareholder was paid, either as an individual or through entities controlled by the individual, approximately CAD $139,000 (approximately USD $128,000) for services rendered, which includes the amounts paid under the disclosed contract.

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

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG, in the amount of USD $1,250,000 to formalize two loans made by Wildhaus Capital Schweiz AG in the amounts of USD $750,000 on June 9, 2014 and USD $500,000 on June 18, 2014, payable upon sufficient capitalization of the company, bearing a ten percent (10%) annual interest rate. On September 30, 2014, the Company reserved 250,000 shares of its common stock to be held as security for the first USD $750,000 loan advance. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 250,000 shares of the Company’s common stock at a price of USD $3.00 per share, based on the prevailing per share price of similar stock sold during this period. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 166,667 shares of the Company’s common stock in full satisfaction of the loan amount due under the note.

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

11.          Property and Equipment

Brampton Property Acquisition Closing

On July 4, 2014, 2264793 Ontario Inc., a consolidated VIE of the Company, closed on the purchase (the “Closing”) of real property located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) pursuant to that certain Agreement of Purchase and Sale (the “Purchase Agreement”) entered into by and between the 2264793 Ontario Inc. and I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd. (collectively, the “Seller”) on April 1, 2014. The Company acquired the “Brampton Property” for a total consideration of CAD $13,885,000 (USD $13.0 million), which includes the final adjusted purchase price of CAD $13,421,000 (USD $12.6 million) and land transfer taxes and related surcharges totaling CAD $464,000 (USD $435,000). The Brampton Property includes an approximately 312,000 square foot industrial building and is located approximately 23 kilometers (12 miles) from Pearson International Airport, within the Greater Toronto Area.

The Company began renovations to the property during the quarter and incurred construction costs of CAD $811,997 (USD $746,306) which were capitalized on the Company’s balance sheet for the period ended September 30, 2014.

In connection with the Closing, on July 4, 2014, 2264793 Ontario Inc., a consolidated VIE of the Company, entered into a Mortgage (the “Mortgage”) with Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company to borrow a total of CAD $9.4 million (the “Loan”) (USD $8.4 million). The Loan is secured by a mortgage on the Brampton Property, a corporate guaranty by the Company’s subsidiary Canada Cannabis Corp., as well as personal guaranties by Benjamin Ward, John Esteireiro, Silvio Serrano and Douglass S. Keevil.

The Loan accrues interest at ten percent (10%) per annum and is due in full on July 15, 2015. The Company is required to make monthly interest only payments in the approximate amount of CAD $78,333 (approximately USD $73,000). Approximately CAD $156,000 (approximately USD $143,000) of interest was expensed during the three months ended September 30, 2014.

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

In accordance with FIN 46(R), the Company believes that it meets the definition of the primary beneficiary for 2264793 Ontario Inc. and consolidates the entity in its Consolidated Financial Statements. See Note 2 “Variable Interest Entities” and “Principles of Consolidation.

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

This discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report, the Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and the Current Report on Form 8-K filed on May 20, 2014 and amended on Form 8-K/A filed on June 12, 2014 and July 25, 2014.

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

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the business plan of the former Canada Cannabis Corp., to market and manufacture medical marijuana products for sale in Canada, became the sole business of the Company’s wholly-owned subsidiary, CCC, (ii) our sole business became investing in and supporting the business of CCC, and (iii) there was a change of control whereby the former shareholders of the former Canada Cannabis Corp. obtained ownership of a controlling 75% ownership interest in the Company.

On July 16, 2014, we changed our name to Canadian Cannabis Corp. to more accurately reflect our current business operations. We also changed our trading symbol from GPAY to CCAN, effective October 15, 2014, to reflect our name change.

(b)	Material Transactions.

On July 4, 2014, we closed on the acquisition of the real property, including an approximately 312,500 square foot industrial building, located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) through our consolidated VIE, 2264793 Ontario Inc., for a total consideration of CAD $13,885,000 (approximately USD $13.0 million), which includes the final adjusted purchase price of CAD $13,421,000 (approximately USD $12.6 million) and land transfer taxes and related surcharges totaling CAD $464,000 (approximately USD $400,000). In connection with the acquisition of the Brampton Property, we incurred financing in the amount of CAD $9,400,000 (approximately USD $8.8 million) (the “Loan”) through 2264793 Ontario Inc., which is secured primarily by mortgage on the Brampton Property. 2264793 Ontario Inc. is required to make monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000). The Company expects to partially offset the monthly interest payments on the Loan with rental income in the amount of approximately CAD $700,000 per year from existing leases of areas of the Brampton Property not presently required for our operations. Additionally, the Brampton Property acquisition was funded in part by personal loans made to the Company by certain related parties. In connection with these loans, the Company issued the following short term promissory notes on July 4, 2014 (collectively, the “Acquisition Notes”):

●	The Company issued a promissory note to Benjamin Ward in consideration of funds advanced in the amount of CAD $318,000 (approximately USD $298,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

●	The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $185,000 (approximately USD $174,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

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

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG in consideration of funds advanced in the amount of USD $1,250,000. The promissory note bears a ten percent (10%) annual interest rate and is payable within one hundred eighty (180) days of the date of the note. On June 30, 2014, the Company reserved 250,000 shares of its common stock to be held as security for the first USD $750,000 loan advance. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 250,000 shares of the Company’s common stock at a price of USD $3.00 per share. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 166,667 shares of the Company’s common stock in full satisfaction of the loan amount due under the note. The foregoing summary of the promissory note made to Wildhaus Capital Schweiz AG is not complete and is qualified in its entirety by reference to the complete text of the promissory note, which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the second quarter of 2014, filed on September 12, 2014.

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

On April 3, 2014, we submitted to Health Canada an application to obtain our initial license to produce and supply medical marijuana under the MMPR. At the request of Health Canada, we subsequently submitted several updates to the application to comply with several rule changes made by Health Canada as the agency continues to develop the MMPR regulatory scheme. Representatives of the Company have maintained ongoing engagement with Health Canada regulators in charge of licensing throughout the licensing process.

We recently learned that the Company has completed the initial phase of licensure by satisfying the requirements to be licensed as a producer by Health Canada. The Company has moved into the personnel security check stage of the licensing process during which the Royal Canadian Mounted Police will conduct extensive background checks on the named persons in the Company’s application, including our executives and primary and alternate responsible persons under the MMPR. We have been informed that this process is expected to take a few months and we will not receive updates from Health Canada or the Royal Canadian Mounted Police while the process is ongoing.

We believe the advancement into the security check stage is a significant achievement. We believe that, as of the date of this Periodic Report, very few other new license applicants have advanced to this stage of licensure review and, of those who have advanced, we believe we are the largest in potential production capacity. While this advancement in the licensure process does not guarantee that we will ultimately receive the producer license from Health Canada, we are confident that our personnel will satisfy the security check requirements and the Company will pass subsequent Health Canada reviews to receive final license approval from Health Canada.

The Brampton Property includes an approximately 312,000 square foot industrial building and is located approximately 23 kilometers (12 miles) from Pearson International Airport, within the Greater Toronto Area. We intend for the Brampton Property to be our initial business operations base, housing our initial licensed grow and production facility. Accordingly, we have taken possession of the Brampton Property and commenced phase one of renovations to prepare approximately 120,000 square feet of the facility for such purposes. Title to the Brampton Property is held by 2264793 Ontario Inc., an entity that we have determined to be a consolidated VIE of the Company.

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

Despite the illegality of marijuana use under United States federal law, we have not discovered a legal basis under United States federal law by which our wholly-owned Canadian subsidiary, Canada Cannabis Corp., is prohibited from producing or supplying marijuana in compliance with Canadian law. Additionally, we do not believe there to be a legal basis for any action against the Company by United States federal authorities for such activity. Furthermore, we do not believe there to be any basis under which federal authorities may take action against our shareholders based on ownership of our stock and our business activities, although the position of the Department of Justice (“DOJ”) on the subject and whether the DOJ will take any action based on such a position, once formalized, remains unclear. However, because of the novelty of this issue and lack of available precedents, we can neither predict how current and future federal authorities will interpret and enforce existing laws nor how laws adopted in the future may affect our ability to carry on business and the status of investments in the Company.

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

We are a company that has not commenced planned operations and are focused on developing our business in the Pharmaceutical sector. Our principal business objective for the next twelve (12) months will be to continue to develop our business plan and continue efforts to obtain our medical marijuana production license and finalize renovations to build out the Brampton Property for use as our grow facility and corporate offices. As we have recently changed our business plan in connection with the Merger and have not commenced material operations, we have not earned any revenues from our new operations. Our operations prior to the Merger resulted in the recognition of nominal revenue.

Net cash provided by (used in) operating activities. During the period from inception (January 20, 2014) ending September 30, 2014, net cash used in operating activities was USD $(2,545,285). The cash flow used in operating activities during the period from inception (January 20, 2014) ending September 30, 2014 was primarily the result of net loss incurred during the period after add back of noncash expenses related to common shares issued for services.

Net cash provided by (used in) investing activities. During period from inception (January 20, 2014) ending September 30, 2014, net cash used in investing activities was USD $(7,832,380). The cash flow used in investing activities during the period from inception (January 20, 2014) ending September 30, 2014 was primarily the result of investment in Growlite (approximately USD $3.6 million) and the acquisition of the Brampton Property (approximately USD $4.2 million).

Net cash provided by (used in) financing activities. During the period from inception (January 20, 2014) ending September 30, 2014, net cash provided by financing activities was USD $10,410,800. The cash flow provided by financing activities during the period from inception (January 20, 2014) ending September 30, 2014 was primarily the result of proceeds from the sale of common stock (approximately USD $8.0 million)and the net proceeds from the issuance of notes payable to shareholders less repayments to shareholders (approximately USD $2.4 million).

As of September 30, 2014, we had cash on hand of USD $32,436 and current liabilities of USD $12,501,993. We have incurred a loss since inception resulting in an accumulated deficit of USD $5,606,473 and further losses are anticipated as we continue to develop and implement our business plan. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2014.

In connection with the acquisition of the Brampton Property, as discussed above, we incurred financing in the amount of CAD $9,400,000 (approximately USD $8.8 million) (the “Loan”) through a related entity, 2264793 Ontario Inc., which is secured primarily by mortgage on the Brampton Property. The Company is required to make monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000) each beginning on August 15, 2014. The Company expects to partially offset the monthly interest payments on the Loan with rental income in the amount of approximately CAD $700,000 (approximately USD $657,000) per year from existing leases of areas of the Brampton Property not presently required for our operations. The preceding description of the Loan is incomplete and qualified entirely by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014, in which a more detailed description with respect to the Loan can be found.

The Company’s ability to commence material operations in the production and sale of medical marijuana products and generate revenue depends upon a number of variables out of our control, including the approval of our production license application and issuance of a production license to the Company by Health Canada. As previously discussed, the Company has met the initial licensure requirements and has advanced to the personnel security check stage of the licensure process. We are confident that our personnel will satisfy the security check requirements and the Company will pass subsequent Health Canada reviews to receive final license approval from Health Canada. However, there can be no assurance as to the outcome of the personnel security checks or that Health Canada will approve our license application and issue a production license to the Company, nor can we predict with any confidence when the Royal Canadian Mounted Police will finalize the security checks or Health Canada will make a final determination with respect to our license application.

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

Three Months Ended September 30, 2014

Revenue. Revenue for the three months ended September 30, 2014 was USD $47,930. Our revenue was derived solely from rental income from our Brampton Property acquired on July 4, 2014.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 were USD $75,474. The expenditure of funds for general and administrative expenses is primarily related to business startup and development activities.

Consulting Fees. Consulting fees for the three months ended September 30, 2014 were USD $1,101,664. The expenditure of funds for consulting fees is primarily related to the Health Canada marijuana producer licensing application and developing the Company’s business plan.

Professional Fees. Professional fees for the three months ended September 30, 2014 were USD $139,548. The expenditure of funds for professional fees is primarily related to startup legal and accounting fees, the merger transaction and regulatory compliance.

Net Income (loss). For the three months ended September 30, 2014, we incurred a net loss of USD $(1,390,158). The net loss was primarily a result of operating expenses without current revenue.

Period from inception (January 20, 2014) to September 30, 2014

Revenue. Revenue for the period from inception (January 20, 2014) ending September 30, 2014 ended September 30, 2014 was USD $47,685. Our revenue was derived solely from rental income from our Brampton Property acquired on July 4, 2014.

General and Administrative Expenses. General and administrative expenses for the period from inception (January 20, 2014) ending September 30, 2014 were USD $1,174,570. The expenditure of funds for general and administrative expenses is primarily related to business startup and development activities.

Consulting Fees. Consulting fees for the period from inception (January 20, 2014) ending September 30, 2014 were USD $2,352,182. The expenditure of funds for consulting fees is primarily related to the Health Canada marijuana producer licensing application and developing the Company’s business plan.

Professional Fees. Professional fees for the period from inception (January 20, 2014) ending September 30, 2014 were USD $1,928,941. The expenditure of funds for professional fees is primarily related to startup legal and accounting fees, the merger transaction and regulatory compliance, as well as expense related to shares issued for services.

Net Income (loss). For the period from inception (January 20, 2014) ending September 30, 2014, we incurred a net loss of USD $(5,606,473). The net loss was primarily a result of operating expenses without current revenue.

Seasonality

Although we are not yet engaged in material operations with respect to our new business plan, we do not expect that our business will be seasonal.

Contractual Obligations

The Company had the following contractual obligations as of September 30, 2014 (in USD):

		Amounts Due in
Description	Total	2014	2015	2016	2017	2018	Thereafter
Notes Payable to Stockholders, zero interest	$1,947,785	1,947,785	-	-	-	-	-
Notes Payable to Stockholders, 10% interest	$1,276,839	1,276,839	-	-	-	-	-
Notes Payable to Employees, zero interest	$23,425	23,425	-	-	-	-	-
Mortgage Payable	$8,413,940	$8,413,940	-	-	-	-	-

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

PART II--OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

On June 30, 2014, the Company reserved 250,000 shares of its common stock to be held as security for the first USD $750,000 loan advance of a loan in the total amount of USD $1,250,000 made to the Company by Wildhaus Capital Schweiz AG. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 250,000 shares of the Company’s common stock at a price of USD $3.00 per share. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 166,667 shares of the Company’s common stock in full satisfaction of the loan amount due under the note.

On June 16, 2014 a majority of the shareholders of the Company by written consent authorized a special dividend, whereas each of the shareholders of the common stock of the Company would receive 19.5 shares for every share of Company common stock owned. The Company filed a corporate action with FINRA on June 19, 2014 in relation to the declared stock dividend. The Company received the necessary approvals and FINRA announced the dividend on October 6, 2014, with a pay date of October 3, 2014, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on June 30, 2014, in the amount of 19.5 shares of common stock per one (1) share of common stock held. The effects of the dividend have been reflected in the financial statements accompanying this Quarterly Report of the Company on Form 10-Q.

During the three month period ending September 30, 2014, the Company sold an aggregate of 382,400 shares of its common stock of accredited investors at a purchase price of USD $3.00 per share for a total purchase price of USD $1,147,200.

The transactions described above and the shares of common stock involved were exempt from registration provided by Section 4(2) of the Securities Act.

(b)          Use of Proceeds.

Not Applicable.

(c)          Affiliated Purchases of Common Stock.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Merger Agreement, by and among the Company, 2418146 Ontario Inc. and Canada Cannabis Corp., entered into on May 14, 2014

*2.2	Business Transfer and Indemnity Agreement by and between the Company and Tatum L, Morita, entered into on May 14, 2014

*2.3	Articles of Amalgamation

*3.1	Certificate of Incorporation, as amended July 16, 2014

*3.2	By-laws

*10.1	Agreement of Purchase and Sale, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on April 1, 2014

*10.2	Extension Letter, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on May 16, 2014

*10.3	Mortgage, by and among 2264793 Ontario Inc., Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company, entered into on July 4, 2014

*10.4	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward, entered into on July 4, 2014

*10.5	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on July 4, 2014

*10.6	Promissory Note, by and between Canadian Cannabis Corp. and Wildhaus Capital Schweiz AG, entered into on July 4, 2014

†31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Filed herewith
‡	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canadian Cannabis Corp.

Dated: November 14, 2014	By:	/s/ Benjamin Ward
Benjamin Ward
Chief Executive Officer (Principal Executive Officer & Principal Financial Officer), President and Director

