Form 10-K
period 2014-12-31
CANADIAN CANNABIS CORP.
filed 2015-10-02
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54915

CANADIAN CANNABIS CORP.

(Exact name of registrant as specified in its charter)

Delaware	45-3327444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Rutherford Road South Brampton, Ontario, Canada L6W 2J2	(866) 790-3324
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, was $55,358,688. This value was computed by reference to the price at which the registrant’s common stock was last sold as of June 30, 2014 and excludes the market value of the registrant’s voting and non-voting common stock beneficially owned by directors and executive officers of the registrant. These determinations and the underlying assumptions should not be deemed to constitute an admission that all directors and executive officers are, in fact, affiliates of the registrant, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding common stock is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of September 28, 2015, there were 31,455,499 shares of common stock, par value $0.000001, outstanding.

NO DOCUMENTS INCORPORATED BY REFERENCE

CANADIAN CANNABIS CORP.

FORM 10-K

For the Year ended December 31st 2014

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2014 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

●	our inability to raise additional funds to support operations and capital expenditures;

●	our inability to achieve greater and broader market acceptance of our products and services in existing and new market segments;

●	our inability to achieve manufacturing and distribution of our products and scaling and delivery of our services in efficient manners;

●	our inability to successfully compete against existing and future competitors;

●	our inability to manage and maintain the growth of our business;

●	our inability to protect our intellectual property rights; and

●	other factors discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Item 1.	BUSINESS

Unless otherwise indicated or unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our” and similar expressions are references to Canadian Cannabis Corp. and its consolidated subsidiaries.

(a)	Business Background.

Canadian Cannabis Corp. is an early stage company incorporated in Delaware and formerly known as Gold Party Payday, Inc.

Gold Party Payday, LLC was organized as a Limited Liability Company on August 16, 2011 under the laws of the State of California. Gold Party Payday, Inc. was incorporated on September 19, 2011 under the laws of the state of Delaware for the sole purpose of acquiring all of the outstanding membership units of Gold Party Payday, LLC and engaging in the business of Gold Party Payday, LLC. Prior to the Merger transaction described more fully below in this Item 1, our business operations consisted of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to us at a discount, after which we resold the items to refineries. From inception to March 31, 2014 the Company recorded revenues of $18,728 and incurred net losses of $80,073.

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

Also on May 21, 2014 (the “Closing Date”), we closed a business transfer and indemnity agreement (the “Transfer Agreement”) with Tatum L. Morita, who was our President, CEO, CFO, a director of the Company and our majority shareholder (holding 4,000,000 of 4,333,350 shares of our common stock immediately prior to the closing). Pursuant to the terms of the Transfer Agreement, Ms. Morita (i) returned to the Company 4,000,000 shares of the Company’s common stock, (ii) agreed that outstanding loans made by Ms. Morita to the Company in the aggregate amount of USD $7,100 are satisfied and paid in full, and (iii) agreed to indemnify and hold harmless the Company and CCC with respect to all liabilities of the Company in existence, arising during, or relating to the period prior to the Closing Date. Pursuant to the terms of the Transfer Agreement, the Company (i) transferred to Ms. Morita the assets of the Company business, as in existence prior to the Closing Date, (ii) paid cash consideration to Ms. Morita in the amount of USD $361,650, and (iii) agreed to, jointly and severally with CCC, indemnify and hold harmless Ms. Morita with respect to all liabilities of the Company incurred after the Closing Date.

As a result of the transactions effected by the Merger and the Transfer Agreement, (i) the business plan of the former Canada Cannabis Corp., to market and manufacture medical marijuana products for sale in Canada, became the sole business of the Company’s wholly-owned subsidiary, CCC, (ii) our sole business became investing in and supporting the business of CCC, and (iii) there was a change of control whereby the former shareholders of the former Canada Cannabis Corp. obtained ownership of a controlling 75% ownership interest in the Company. The merger completed is being accounted for as a reverse merger and recapitalization in which Canada Cannabis Corp. is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior the merger will be those of Canada Cannabis Corp. and will be recorded at the historical cost basis of Canada Cannabis Corp., and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of the Company and Canada Cannabis Corp., and the operations of the combined Company from the closing date of the merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding pursuant to 1) the reverse merger share exchange ratio of 1:19.5 and 2) the special share dividend special share dividend of 19.5:1.

On June 16, 2014 a majority of the shareholders of the Company by written consent authorized a special dividend, whereas each of the shareholders of the common stock of the Company as of the close of business on June 30, 2014 would receive 19.5 shares for every share of Company common stock owned. The dividend was approved by FINRA and became effective on October 3, 2014, after which it was paid by the Company. The result of the special dividend was to increase the shares outstanding prior to the merger from 333,350 to 6,500,325 common shares.

On July 16, 2014, we changed our name to Canadian Cannabis Corp. to more accurately reflect our current business operations. We also changed our trading symbol from GPAY to CCAN, effective October 15, 2014, to reflect our name change.

(b)	Material Transactions.

During the three months ended December 31, 2014, the Company sold 246,001 shares of its common stock for cash consideration of USD $3.00 per share, or approximately USD $738,000, the Company also sold 15,000 shares of its common stock for cash consideration of USD $2.50 per share, or approximately USD $37,500 and the Company sold 2,500 shares of its common stock for cash consideration of USD $2.00 per share, or approximately USD $5,000.

In addition to the above, On November 10, 2014 the Company entered into Subscription Agreements (collectively, the “Subscription”) with two accredited investors for a total of USD $300,000 whereby the Company issued an aggregate of 200,000 shares of our common stock, 1.2 million warrants to purchase our common stock and committed to issue another 800,000 warrants to purchase our common stock to the investors. Under the terms of the Subscription, each of the investors paid USD $150,000 and received 100,000 shares of our common stock, 200,000 A Warrants to purchase common shares at $1.50 per share for a five year period, 400,000 B Warrants to purchase common shares at $3.00 per share for a five year period and, upon the exercise of no less than 10,000 of the B Warrants, the Company will issue to the investor 400,000 C Warrants to purchase common shares at $3.00 per share. Each of the warrants is exercisable for a five year period from issuance. One of the investors who participated in this transaction was Richard Wachsberg, who was subsequently appointed to our Board of Directors. The preceding description of the Subscription is incomplete and qualified in its entirety by reference to the complete text of the form of the Subscription Agreement, which is attached hereto as an Exhibit.

On October 1, 2014, the Company issued a total of 750,000 shares of our common stock to three individuals pursuant to their employment agreements. The fair market value of the stock at the time of the grants was $1.13 per share and a total of $847,500 was expensed for the share issuance. The employment agreements provide for further issuances of common shares of 100,000 shares on each of their first, second and third anniversaries and 50,000 shares on their fourth anniversary. The company has valued the total of these issuances to these three individuals using the same $1.13 per share. The total incremental expense over the 5 years is $1,186,500. The company is accruing for the related compensation over the vesting periods as they are earned and has recorded an accrued stock payable and expense of $209,992 in 2014.

On October 3, 2014 the Board of Directors approved the grant of 330,000 shares of our common stock to five individuals who are either employees, contractors or directors as compensation for services provided to the Company during the start-up phase of the business. The fair market value of the stock at the time of the grant was $1.13 per share and a total of USD $372,900 was expensed for the share issuance.

On October 30, 2014 the Company issued of 500,000 shares of our common stock for services provided to the Company during the start-up phase of the business. The fair market value of the stock at the time of the grant was $3.00 per share and a total of USD $1,500,000 was expensed for the share issuance.

During the three months ended December 31, 2014, the Company issued an additional 301,239 shares of its common stock for services valued at USD $3.00 per share, or approximately USD $903,717 which was expensed as professional fees.

On October 1, 2014 the Company issued 600,000 options to an employee to purchase shares of our common stock at $1.13 per share for a period of seven years. 250,000 of the options vested immediately and 100,000 options vest each subsequent year for three years and 50,000 vest after four years. On the date of the grant, the Company valued the options at USD $676,293 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 226.68%, risk-free rate of 2.12% and no dividend yield. An expense of USD $329,852 was recognized based on the options that had vested during the year ended December 31, 2014.

On October 1, 2014 the Company issued 50,000 options to another contract employee to purchase shares of our common stock at $1.13 per share for a period of five years, all of which vested immediately. On the date of the grant, the Company valued the options at USD $55,890 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 5 years, expected volatility of 226.68%, risk-free rate of 1.69% and no dividend yield. An expense of USD $55,890 was recognized based on the options that had vested during the year ended December 31, 2014.

Brampton Property-Related Transactions

On November 21, 2014 the Company and 2264793 Ontario Inc., an affiliated company that is consolidated as VIE (see Note 2 to the Financial Statements, Variable Interest Entities) owned by several of our directors, officers, and shareholders (Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil), jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000 (USD $515,940) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. Under a referral agreement signed on November 1, 2014, Crimson Capital Investments, LLC was given 100,000 shares of our common stock as a fee for arranging the financing. The fair market value of the stock at the time of the grant was USD $300,000.This value was used to determine a relative fair market value to be ascribed between the loan and shares and resulted in $189,698 being recorded as a debt discount. The debt discount is being amortized over the original term of the note, the Company recorded an expense of $86,880 in 2014. The preceding descriptions of the promissory note and the referral agreement are incomplete and qualified in their entirety by reference to the complete texts of the promissory note and the referral agreement, respectively, each of which is attached hereto as an Exhibit.

In connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc., an affiliated company that is consolidated as a VIE (owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil), the amount of CAD $4,953,160 (approximately USD $4.3 million) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan is evidenced by a promissory note that was prepared and dated December 31, 2014 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,953,160 (approximately USD $4.3 million), bearing interest at a rate of 0%. The loan between 2264793 Ontario Inc. and the Company is eliminated on Consolidation and as such, no imputed interest was calculated. The preceding description of the Down Payment Loan is incomplete and qualified in its entirety by reference to the complete text of the Down Payment Loan promissory note, which is attached hereto as an Exhibit.

Growlite Investment

On March 31, 2014, CCC entered into an investment agreement and loan agreement (collectively, the “Growlite Investment Agreement”) with 2393245 Ontario Inc. c.o.b. Growlite Canada (“Growlite”) and Silvio Serrano (“Serrano”), the owner of 100% of Growlite at that time. Mr. Serrano is a former Director and VP of the CCC. Pursuant to the terms of the Growlite Investment Agreement, CCC obtained a 45% ownership interest in Growlite in consideration of an equity cash investment in the amount of CAD $1,000,000 (approximately USD $860,000). Additionally, the Company made a loan to Growlite in the amount of CAD $3,000,000 (approximately USD $2.6 million) (the “Loan”) and has an additional receivable of CAD $160,000 (approximately USD $140,000).

Silvio Serrano is the primary beneficiary of Growlite as he meets the power criterion by making all of the ongoing operating decisions for the company, is in control of the bank account and is responsible for driving the company’s sales and marketing strategy. Mr. Serrano also meets the losses/benefits criterion by having both the right to receive benefits and the obligation to absorb losses through his 55% ownership of the company. Given these facts, CCC accounts for its Growlite though the equity method of accounting and does not consolidate Growlite in its financial statements.

During the course of our audit for the fiscal year ended December 31, 2014, we reviewed the unaudited financial statements of Growlite. During our review, we discovered that the proceeds from the Loan were used by Growlite to make loans and advances to third parties and related parties (collectively, the “Growlite-Made Advances”) for purposes other than to benefit the Growlite business (see Notes 5 and 10 of the Notes to Consolidated Financial Statements in Item 8 below). While the Company believed that use of the Loan proceeds would be limited to benefiting the Growlite business, the Growlite Investment Agreement did not contain any restrictions on the use of proceeds. At this time, we cannot determine whether Growlite will be repaid the Growlite-Made Advances. Additionally, Growlite has not made required quarterly interest payments on the Loan and is therefore in default of the Growlite Investment Agreement.

In response to these findings, the Company renegotiated with Growlite to collateralize the Loan and in May 2015 entered into a Security Agreement (the “Security Agreement”) by and between our subsidiary, Canada Cannabis Corp., and 2393245 Ontario Inc. c.o.b. Growlite Canada, made effective as of March 31, 2014, the date of the Loan. Pursuant to the Security Agreement, we have secured a portion of the Loan by obtaining from Growlite a general security interest over all of Growlite’s existing and future property, including tangible and intangible property, equipment, inventory, receivables, accounts, and the proceeds of all of the foregoing. Based on the Growlite financial statements, the Security Agreement secures approximately one-third of the entire Loan amount. Subsequent to this analysis the Company was informed that a manufacturer’s defect has been identified in Growlite’s most popular fixture that has resulted in the request for all customers to stop using the product. Given the uncertainty of the value of the remaining inventory and the financial and reputational harm Growlite will incur, the Company has determined that the collateral is likely worthless and provides very little security for the Loan and has thus chosen to write down its investment to zero and fully provide for the loan and receivable due from Growlite. The preceding description of the Security Agreement is incomplete and qualified in its entirety by reference to the complete text of the Security Agreement, which is attached hereto as an Exhibit.

(c)	Business of Issuer.

Pursuant to the Company’s new business plan, we intend to operate under the Marijuana for Medical Purposes Regulation (the “MMPR”) to manufacture and market medical marijuana products in Canada and internationally, as permitted by local laws. We recently changed our business plan as a result of the Merger and have not yet commenced material operations accordingly. We are currently engaged in various startup activities to establish the business in preparation for commencing full operations in the production and supply of medical marijuana in accordance with our business plan following licensure by Health Canada, the Canadian government agency charged with enforcing the MMPR.

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

The Company has completed the initial phases of licensure by satisfying the requirements to be licensed as a producer by Health Canada. We have recently learned that all key personnel of the Company have successfully completed the security clearance stage and, as of the date of this Annual Report, the Company has advanced to the review stage of the licensing process. During the review stage, Health Canada will thoroughly review our application for verification of the information we provided. Additionally, our physical security plans (pursuant to which we must build out our grow facility) will be assessed in detail to confirm that the plans meet licensure requirement.

We believe the advancement into the review stage is a significant achievement. We believe that, as of the date of this Annual Report, very few other new license applicants have advanced to this stage of licensure review. While this advancement in the licensure process does not guarantee that we will ultimately receive the producer license from Health Canada, we are confident that our application and physical security plans satisfy the licensure requirements.

The Company currently maintains our corporate offices in an approximately 312,000 square foot industrial building located in Brampton, Ontario (the “Brampton Property”), approximately 23 kilometers (12 miles) from Pearson International Airport, within the Greater Toronto Area. We intend for the Brampton Property to be our initial business operations base, housing our initial licensed grow and production facility. Accordingly, we have taken possession of the Brampton Property and commenced phase one of renovations to prepare approximately 120,000 square feet of the facility for such purposes. Title to the Brampton Property is currently held by a company that is owned by several of our directors, officers, and shareholders. The medical marijuana regulatory environment in Canada is experiencing significant uncertainty.  Health Canada’s change removing the ready to build approval makes it very difficult and risky for potential medical marijuana licensees to pass the final licensure stage.  The Company continues to consider every avenue of its business plan.  Due to this continued regulatory uncertainty, particularly the changes and delays in medical marijuana licensing process, the Company’s contingency plans may include entertaining the sale of the Brampton Property.  If such transaction were to occur, the Company would consider using proceeds from any such sale to continue pursuing other avenues to achieve our business plan, including potential acquisitions of other medical marijuana licensees and pursuing alternative medical marijuana products and technology, both in Canada and internationally, or another suitable property to replace the Brampton Property.

In addition to its core business, the Company also owns a 45% interest in 2393245 Ontario Inc. c.o.b. Growlite Canada (“Growlite”). Growlite produces and distributes a patented horticulture lighting system capable of providing substantial energy efficiencies compared to its competitors, as well as replacement bulbs and other horticultural lighting accessories. The Company has recently learned that a manufacturer’s defect in Growlite’s most popular fixture has caused substantial damage to the Growlite business. As a result, the Company believes that Growlite will be unable to provide the expected benefits to the Company and has written off its investment, loan and receivable from Growlite. Please see the subsection titled Growlite Investment located in Item 1.section (b) above for a full discussion.

Due to various circumstances, such as the unknown definitive completion date of renovations at the Brampton Property and the unknown status of our medical marijuana production license application, we cannot currently determine with confidence when we expect to commence operations.

Products

As we are in the early stages of development and have not at this point in time commenced material operations, we have yet to develop the specific products that we will offer. However, we intend to offer up to 15 different strains of dried marijuana, as well as the constituents necessary to produce edible and elixir products for medicinal use. Each strain will likely differ in the concentration of tetrahydrocannabinol (THC) and cannabidiol (CBD), the main cannabinoid constituents found in the marijuana plant with application to medical use, present in each strain. Additionally, there may be variations to the presence and concentration of other cannabinoids and related chemical constituents found in the marijuana plant. We intend to design these chemical variations between the strains to provide a variety of products tailored to treatment protocols, as to the effectiveness with respect to certain medical conditions and alteration of the adverse side effects of each strain, which is intended to address the needs of the broadest cross section of potential authorized customers.

Market, Opportunities and Competition

Since 2001, regulations adopted by Canada’s national healthcare department, Health Canada, have permitted the use of marijuana to treat certain medical conditions. However, prior to the effectiveness of the MMPR in April 2014, a legal private commercial market for medical marijuana in Canada did not exist. Instead, individuals with physician authorization to use medical marijuana could either grow marijuana for their own use or obtain small amounts to fill their prescription through the lone producer contracted by Health Canada. With the passage of the MMPR, all production and supply of medical marijuana must be conducted through a private commercial enterprise licensed and regulated by Health Canada. The MMPR has, in effect, created a brand new legalized private, commercial market for the production and sale of medical marijuana in Canada.

Under the MMPR, licensed producers can distribute medical marijuana to individuals who (i) currently have an authorization to possess issued by Health Canada, or (ii) obtain a valid medical document from a physician authorizing the use of marijuana for medical purposes and register with and order from a licensed producer. The maximum amount that can be distributed to any one individual at a time is approximately 5 ounces (150 grams).

Currently, there are approximately 40,000 individuals who are qualified to purchase and use medical marijuana in Canada. Under the prior regulatory scheme, only 13% of the authorized users obtained their medical marijuana from the producer contracted by Health Canada. This leaves approximately 87% of the currently authorized users who are expected to change their supplier of medical marijuana to a licensed producer under the MMPR, although this transition may be somewhat slowed by pending legal challenges in the Federal courts of Canada regarding the requirement of private growers to destroy their existing plants. Currently, pricing of medical marijuana ranges from CAD $5 to CAD $15 per gram. According to Health Canada, over the next decade the number of authorized users is expected to increase to approximately 450,000 authorized users, with some estimating that the medical marijuana industry may increase to a $1 billion dollar industry within that same time frame.

According to Health Canada, there are currently at least 26 fully authorized licensed medical marijuana producers. It is unknown how many producer license applications have been submitted to Health Canada and are currently being processed for approval. While there has been no indication that Health Canada may limit the number of producer licenses it issues, we believe that responsible regulation and licensing may prove a significant barrier to entry in the medical marijuana market for many due to the stringent requirements of both initial licensure and ongoing operation.

In addition, there is substantial startup cost associated with beginning a production operation. The comprehensive licensing process may prove quite lengthy and expensive. Moreover, the acquisition and maintenance cost of equipment and grow space, as well as the preparation of necessary operating procedures, product security and quality control design is significant. Furthermore, there exists a significant length of time between commencement of material operations and revenue generation due to the production process. With limited resources of capital available to the industry via debt financing from traditional sources, we believe the startup costs create a formidable barrier to entry.

Because the private commercial market for medical marijuana in Canada is in its infancy, the vast majority of all participants are new to this market. In addition to the other licensed producers, we will also face competition from the illegal cannabis market. However, we believe that, once licensed, we will be well positioned with respect to this growing market, mainly due to our status as a public reporting company, current financing, our business plan, expected production capacity, and strategic business partnerships within the industry.

Seasonality

Although we are not yet engaged in material operations with respect to our new business plan, we do not expect that our business will be seasonal.

Distribution

As we are still in the startup stages and have not at this point in time commenced material operations, we have yet to develop methods of distribution for our products.

Suppliers

We anticipate that we will initially rely upon unrelated outside suppliers for marijuana plant tissue cultures to commence our grow operations. We will likely also rely on unrelated outside suppliers to provide various grow related accessories, such as irrigation systems, harvesting tools and drying and storage materials. As we are still in the development stages and have not at this point in time commenced material operations, we have yet to identify our initial suppliers for the foregoing needs. Following commencement of material operations, we may be able to satisfy at least a portion of our requirement for marijuana plant tissue cultures internally from prior crops.

We had anticipated that Growlite would be a strategic supplier providing our grow lights and related accessories. As a result of Growlite’s current recall and the fact we are still in the early stages of development no arrangements are expected at this time.

If we were unable to identify suppliers or come to terms with any suppliers to satisfy our initial needs to commence operations, our ability to develop our products may be adversely affected, and as such, we may be unable to meet our customer’s requirements. This could result in significant loss of revenues and damage to our customer relationships, which could have a material adverse effect on our business, results of operations, and financial condition.

Customers

We expect that our customer base will initially consist primarily of authorized users throughout Canada, many of whom were authorized users under the prior regulatory scheme and obtained their product through private growers who are no longer permitted to grow marijuana. We anticipate that the initial customer market for the entire industry will consist of approximately 34,000 to 40,000 authorized users. The size of the customer market is expected to grow to approximately 450,000 authorized users in 10 years.

Employees

At this time, we have 8 full time employees and 1 part time employee. Our employees, including our CEO, provide services pursuant to employment contracts. Our remaining executives provide services pursuant to independent contractor agreements. Our CEO, President, and Director, Mr. Benjamin Ward, dedicates 100% of his time to the Company. The Chair of our Advisory Board, Ms. Mariana Bracic, our Vice President and Director, Mr. Peter Strang, and our Vice President of Finance, Mr. Jim Creamer, provide services to us on an as-needed basis.

Research and Development Expenditures

As we have not yet received a License for production or commenced material operations, we have not engaged in nor incurred any research or development expenditures since our inception.

Intellectual Property

We do not currently own any intellectual property in need of protection. If we identify intellectual property that is protectable, we intend to seek such protection through the appropriate avenues, such as copyright or trademark protection, for the benefit of our competitive advantage.

Government Regulation and Standards

Canada

In Canada, where we operate, the use of marijuana for medicinal purposes has been legal and regulated by Health Canada since the passage of the Marijuana Medical Access Regulation (the “MMAR”) in 2001. Under the MMAR, patients with physician prescribed authorization could obtain marijuana through Health Canada, grow privately for personal use or designate a third party for private growth.

On April 1, 2014, the MMAR was replaced by the MMPR (Marijuana for Medical Purposes Regulation). The MMPR treats marijuana similarly to other narcotic pharmaceuticals used for medical purposes by establishing a regulated privatized industry for the controlled production and commercial distribution of medical marijuana to authorized users in Canada. As of March 31, 2014, all production licenses issued under the MMAR were to expire and existing marijuana plants possessed by private growers were to be destroyed with the effectiveness of the MMPR. However, due to pending litigation on these issues in the Federal Courts of Canada, Health Canada continues to honor the licenses issued under the MMAR until a decision is rendered in these cases.

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

United States

As of the date of this Annual Report, 23 states and the District of Columbia permit the use of medical marijuana and approximately 10 other states either permit the use or have officially sanctioned studies on the medical efficacy of Cannabidiol (CBD), an oil extracted from the marijuana plant. Additionally, 4 states have passed laws permitting non-medicinal use of marijuana by adults. However, marijuana remains a Schedule-I controlled substance, the use of which for any reason remains illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

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

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws. We have not yet and do not currently expect to make significant capital expenditures in order to comply with applicable environmental laws and regulations. We cannot predict with certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology. We do not have insurance coverage for environmental liabilities and do not anticipate obtaining such coverage in the future unless needed due to new or evolved business plans. We have budgeted CAD $250,000 (USD $214,975) to perform soil remediation work at the Brampton facility although it is not currently a requirement to do so.

Reports to Security Holders

We will continue to be a reporting company and will comply with the requirements of the Exchange Act. We will file quarterly and annual reports and other information with the SEC, and we will send a copy of our annual report together with audited consolidated financial statements to each of our shareholders.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.	RISK FACTORS

An investment in our Company is highly speculative in nature and involves an extremely high degree of risk.

We are an early stage company with a limited operating history and may never be able to effectuate our business plan or achieve sufficient revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in a development stage company. In particular, potential investors should be aware that we have not proven that we can:

●	raise sufficient capital in the public and/or private markets;

●	have access to a line of credit in the institutional lending marketplace for the expansion of our business;

●	respond effectively to competitive pressures; or

●	recruit and build a management team to accomplish our business plan.

Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

The Company was recently formed, has no operating history, and may never be profitable.

Since the Company has not commenced material operations, it is difficult for potential investors to evaluate the Company’s business. The Company will need to raise capital through private offerings, debt financing, or by other means to be able to fund its operations. There can be no assurance that the Company will be profitable or that the stock of the Company will have any value.

We have a limited track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as a limited operating history makes it difficult to evaluate the future prospects of our business. There is limited information at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have a limited track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in marketing our services. As such, there is a substantial risk that we will not be successful in generating sufficient operating revenues or in achieving profitable operations, irrespective of competition.

The time needed to obtain regulatory approvals and respond to changes in regulatory requirements could adversely affect our business.

Our ability to commence full operations is subject to regulation by Health Canada and other governmental or public health agencies. In particular, we are required to obtain a production license from Health Canada to cultivate our product and will continue to be subject to strict governmental controls on the cultivation, harvesting, processing, labeling, distribution and marketing of our products. In addition, in the jurisdictions where the use of our products is legal, we will likely be required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries.

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed application processes, laboratory testing, sampling activities and other costly, time-consuming procedures. The submission of an application to Health Canada or other regulatory authority for licensure or other regulatory approvals or compliance does not guarantee that an approval or clearance to produce and supply our products will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved by other authorities within the same government or by the authorities of other governments.

Moreover, the license approval process can be complex and lengthy. This time span increases our costs to obtain licensure prior to being able to commence operations that may generate revenue and increases the risk that we will not succeed.

Because regulation of the medical marijuana industry is quite new, the laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on its operations. Newly promulgated or changed regulations could also require us to undergo additional licensure and regulatory compliance processes and procedures, or could make it impractical or impossible for us to produce or market our products for certain uses in certain markets, or at all. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can the Company determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

The regulations in some jurisdictions may restrict our ability to sell products in those jurisdictions. While we intend to work with local legislators and regulators to remove or modify any applicable restrictions, there is no guarantee we will be successful in these efforts.

The Company may not be able to obtain additional licenses.

In addition to its initial license from Health Canada, which has been applied for but not received, the Company’s business plan calls for it to obtain additional production licenses through strategic acquisition. If the Company is unable to successfully identify targets and close acquisitions to obtain those licenses, its potential for growth and profitability may be limited.

The Company’s business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana. While there may be ample public support for legislative authorization, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana in Canada or in other jurisdictions, which would negatively impact the Company’s proposed business.

Additionally, many U.S. state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. While the Company does not intend to harvest, distribute or sell marijuana in the United States, it is unclear whether regulatory authorities in the United States would object to the registration or public offering of securities in the United States by the Company, to the status of the Company as a reporting company, or even to investors investing in or a United States-based parent company owning a subsidiary that engages in marijuana production and supply pursuant to the laws and authorization of the jurisdiction where the activity takes place. Any such objection or interference could delay indefinitely or increase substantially the costs to access the United States equity markets.

The marijuana industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry. The Company believes that the pharmaceutical industry may seek to block competitive products. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies. Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry could have a detrimental impact on the Company’s proposed business.

If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to operate our business and address all necessary infrastructure concerns. We anticipate that we will require a minimum of $23,000,000 to fund our continued operations for the next twelve months and, more specifically, initiate the cultivation process. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the Company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

There is substantial doubt about our ability to continue as a going concern.

In their audit report with regard to the financial statements of the Company as of December 31, 2014, our independent registered public accountants have expressed an opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have limited cash resources, we believe that if we do not raise additional capital within the next 12 months, we may be required to suspend or cease the implementation of our business plan. As such we may have to cease operations and our investors could lose their entire investment. Accordingly, we may find it difficult or impossible to attract investors.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

If the condition of the credit and capital markets materially declines, we might not be able to obtain financing on terms we consider acceptable, if at all. In addition, traditional debt financing resources have been reluctant to engage with and lend to participants in the medical marijuana industry because of potential compliance issues for those parties caused by the continued criminalization of marijuana in many jurisdictions. Moreover, disruptions, weakness and/or volatility in domestic and global financial markets or economic conditions, generally, may increase the interest rates that lenders and commercial paper investors require us to pay and adversely affect our ability to finance our capital expenditures, through borrowings or alternative capital sources, such as other equity or debt offerings. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Additionally, once we commence material operations, such conditions may significantly reduce our profitability and decrease our financial flexibility. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by such factors. There can be no assurance that the Company will be able to obtain the capital needed to continue operations.

Limited access to the services of banks may adversely affect our ability to meet liquidity needs and function efficiently.

As discussed above, the use of marijuana is illegal under United States federal law and the law of many other jurisdictions. Therefore, there is a compelling argument that banks in these jurisdictions cannot accept for deposit funds from the medical marijuana industry and therefore cannot do business with us. Because of these limitations, we may have trouble finding a bank willing to accept our business. Banking regulators have provided minimal guidance to banks on the ability to conduct business with the medical marijuana industry and many legislative efforts have been undertaken to further clarify and permit banks to provide services to and transact business with the medical marijuana industry. To date, these legislative efforts have yet to succeed to clearly permitting banks to engage in business transactions with the medical marijuana industry and there can be no assurance such legislation will prove successful. In light of this, despite the guidance of some banking regulators, most banks remain hesitant to do business with the medical marijuana industry in the absence of actual legislation, concerned that banking regulators of the applicable jurisdictions may strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. Our inability to open accounts and otherwise use the service of banks may make it difficult for us to access capital or credit lines, meet our liquidity needs, and otherwise function efficiently and effectively as an operating business.

Our ability to sell products could be adversely affected by competition from new and existing licensed medical marijuana producers and by treatment or other non-marijuana based products which may be developed.

The commercial medical marijuana industry is quite new in Canada and is highly competitive and rapidly changing. Some of our principal competitors have already received a producer license from Health Canada, thus allowing them to commence cultivation of marijuana plants. These competitors may be able to bring their medical marijuana to market before we are able to and establish themselves as a supply source to authorized users. Additionally, as new strains of medical marijuana products enter the market, our products may become obsolete or a competitor’s products may be more effective or more effectively marketed and sold than ours. If we fail to establish, maintain and enhance a competitive position as a producer of high-quality medical marijuana effective at treating our customer’s conditions and symptoms, our customers may decide to use products developed by competitors which could result in a loss of revenues.

In addition, the development and commercialization of products outside of the medical marijuana industry could adversely affect sales of our product. For example, the development of safe and effective alternative pharmaceuticals or treatments regimens for the diseases or conditions that our medical marijuana products are designed to alleviate or treat, could reduce, or eventually eliminate the demand for our products and thereby result in a loss of revenues.

Our research, development and commercialization efforts may not succeed or our competitors may develop and commercialize more effective or successful diagnostic products.

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new medical marijuana strains and products.

We believe that the research and development process will generally take a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, if at all, and we may have to abandon a product in which we have invested substantial amounts of resources.

Successful products require significant development and investment, including testing, to demonstrate their treatment effectiveness, cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval may be required before products may be sold. Additional development efforts on products requiring pre-approval may be required before any regulatory authority will review them. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flows and business.

If we lose our key personnel or are unable to attract and retain qualified personnel as necessary, our business could be harmed.

Our success will depend to a large extent upon the contributions of our executive officers, management, and sales, marketing, operations, horticultural and scientific staff. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among medical marijuana businesses.

If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to effectively cultivate, harvest, process, sell and market our products, to meet the demands of our customers in a timely fashion, or to support internal research and development programs. Although we believe we will be successful in attracting and retaining qualified personnel, competition for experienced horticulturalists, scientists and other personnel from numerous industries, companies and academic and other research institutions may limit our ability to do so on acceptable terms.

We may be held liable for injuries resulting from the use of our products.

We may be held liable if any of our products is found to be the cause of, or a contributing factor in the cause of, injury of any type or is found otherwise unsuitable during product testing, cultivation, harvesting, processing, marketing, sale or usage. Although we intend to insure against such potential risks prior to implementation of the commercialization of our products, to the extent that insuring against such risks is possible and economically feasible and efficient, in our determination, this insurance may not fully cover potential liabilities. As we bring new products to market, we may need to increase such insurance coverage.

Efforts to consolidate, restructure or participate in mergers and acquisitions could adversely affect our business.

We may from time to time restructure and consolidate various aspects of our operations, or participate in strategic mergers or make acquisitions in order to achieve cost savings and other efficiencies and grow our Company. We may be required to obtain Health Canada approval or reapply for any licenses then issued to transfer certain operations to another location or consummate a merger or acquisition. This transfer or consolidation of operations and the need to obtain Health Canada approval or reapply for existing licenses could interfere with or delay our cultivation, harvesting, and processing activities and disrupt continued operations. If the Company deems the associated risks as being too great, we may even forgo such opportunities and reassess alternative avenues to reducing costs, maximizing efficiency, and/or growing the Company. Any delay in or disruption of operations, and in particular cultivation, harvesting, and processing operations, could result in increased costs or could delay or prevent us from selling certain products and thereby result in a loss of revenue.

Our existing and future acquisitions or investments could disrupt our ongoing business, distract our management, increase our expenses and adversely affect our business.

We have already made significant strategic acquisitions and investments as a means to expand and diversify our business and we may consider additional strategic acquisitions or investments as a way to expand our business in the future. These activities, and their impact on our business, are subject to the following risk factors:

●	Such acquisitions or investments may be subject to regulatory approval or the requirement to reapply for existing licenses issued by Health Canada or other regulatory authorities;

●	Suitable acquisitions or investments may not be found or consummated on terms that are satisfactory to us;

●	We may be unable to successfully integrate an acquired company’s personnel, assets, management systems and technology into our business;

●	Acquisitions and investments may require substantial expense and management time and could disrupt our business;

●	An acquisition and subsequent integration activities may require greater capital resources than originally anticipated at the time of acquisition;

●	An acquisition or investment may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing stockholders’ percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

●	An acquisition may result in the loss of existing key personnel or customers or the loss of the acquired company’s key personnel or customers;

●	The value and benefits to be derived from an acquisition or investment could be adversely affected by other factors, such as regulatory developments, general economic conditions, increased competition, poor acquisition or investment structure, and lack of control over the operations of the target or asset company; and

●	An acquisition of or investment in a foreign business may involve additional risks, including not being able to successfully assimilate differences in foreign business practices or overcome language barriers.

The incurrence of one or more of the above or other factors may prevent us from achieving all or a significant part of the benefits expected from an acquisition or investment. This may adversely affect our financial condition, results of operations and ability to grow our business.

The use of sole supply sources for critical components of our production process could adversely affect our business.

If suppliers of certain products we utilize in our production process, such as marijuana tissue cultures, plant nutrients and indoor lighting systems, are unable or unwilling to supply the required component, we would need to find another source for replacement products for use in our production process. Identifying and negotiating with replacement suppliers and obtaining the replacement supplies could require significant time to complete and may not occur at all. These events could either disrupt our ability to cultivate, harvest, process and sell our products or completely prevent us from doing so. Either event would have a material adverse effect on our results of operations, cash flows and business.

We may depend upon strategic partners to provide processing supplies or assist in developing and commercializing some of our products.

Although we intend to pursue some product opportunities independently, opportunities that require a significant level of investment for development and commercialization may necessitate involving one or more strategic partners. In particular, our cultivation strategy involves the use of efficient and effective indoor lighting systems, which we expected to be provided by our affiliate, Growlite Canada. We will need to focus on identifying new suppliers for indoor lighting systems, which we expect may involve the use of experimental lighting designs, as well as new, unproven lighting and other cultivation-related products which could have a material adverse effect on the effectiveness of our cultivation and ability to produce a high quality product that generate sales and revenue for the Company. In developing marijuana strains, the Company may engage corporate partners, universities, research laboratories, competing licensees and others for a more expansive research and development network. We may be required to transfer material rights to such strategic partners, licensees and others. While we expect that our future partners have and will have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities will be controlled by others. Consequently, there can be no assurance that any revenues or profits will be derived from such arrangements.

Our success depends on our ability to protect our proprietary technology.

The medical marijuana industry places considerable importance on the development of proprietary production processes and cultivation modifications that produce marijuana strains and varieties and the ability to obtain patent, trademark, and trade secret protection, as well as other intellectual property rights, for new strains, varieties, products and processes. Our success depends, in part, on our ability to effectively protect our creations and maintain a strong intellectual property portfolio or obtain licenses to patents for products and technologies.

As appropriate, we intend to file patent applications and obtain patent protection for our proprietary processes and technology. These patent applications and patents will cover, as applicable, cultivation, harvesting and processing methods, methods and formula for developing new or hybrid marijuana strains or varieties, and apparatus relating to the cultivation, harvesting, or processing of our products. We will also rely on trade secrets, know-how, and continuing technological advancements to protect our proprietary processes and developments.

We have entered, and will continue to enter, into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how or obtain protection of such information and developments before we are able to do so.

We may engage employees, consultants or advisors, including scientific and management personnel, who were previously employed by or otherwise worked with competing companies. Although we intend to encourage and expect all of these parties to abide by any confidentiality agreement with respect to a prior employer or work relationship, competing companies may allege trade secret violations and similar claims against us.

We may collaborate with universities and governmental research organizations which, as a result, may acquire part of the rights to any developments or process information derived from collaboration with them. To facilitate efficient cultivation, harvesting or processing or commercialized marijuana products, we may need to obtain licenses to patents or other proprietary rights from other parties. Obtaining and maintaining such licenses may require the payment of substantial costs. In addition, if we are unable to obtain these types of licenses, our product development and commercialization efforts may be delayed or precluded.

A market for our products may not develop.

Our future success will depend, in part, on the market acceptance, and the timing of such acceptance, of new marijuana strains and varieties that we develop, cultivate and introduced in the future. To achieve market acceptance, we must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. We currently have limited evidence on which to evaluate the market reaction to products that may be developed, and there can be no assurance that any products will meet with market acceptance and fill the market need that is perceived to exist.

Because new legislation, including the Sarbanes-Oxley Act of 2002, increases the cost of compliance with federal securities regulations as well as the risks of liability to officers and directors, we may find it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we will be required to comply with the Sarbanes-Oxley Act and it is costly to remain in compliance with the federal securities regulations. Additionally, we may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles. Significant costs incurred as a result of becoming a public company could divert the use of finances from our operations resulting in our inability to achieve profitability.

There is currently a limited trading market for our common stock, which will limit the ability of our stockholders to liquidate their investment.

Only a small percentage of our outstanding shares of our common stock is registered and freely transferrable, and there has been no material market activity since inception of the Company. The rest of our outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These market conditions and restrictions will limit the ability of our stockholders to liquidate their investment.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the transactions effected by the Merger Agreement and the Transfer Agreement, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which our Current Report on Form 8-K is filed with the Commission reflecting our status as a non-“shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of our Current Report on Form 8-K reflecting our status as a non-“shell company” and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging employees and consultants, and using our securities to pay for any potential acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We may not qualify to meet listing standards to list our stock on an exchange.

The SEC approved listing standards for companies using reverse acquisitions to list on an exchange may limit our ability to become listed on an exchange. We would be considered a reverse acquisition company (i.e., an operating company that becomes an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE Amex or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the SEC or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for Amex) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the SEC (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. Although there is an exception for a firm underwritten IPO with proceeds of at least $40 million, we do not anticipate being in a position to conduct an IPO in the foreseeable future. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 95,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our directors. Accordingly, our directors are empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

Our common shares may be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not presently intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

For the indefinite future, we intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

You should consider the United States federal income tax consequences of owning our securities.

There are risks associated with the United States federal income tax consequences of owning our common stock. Because the tax consequences of owning our common stock are complex and certain tax consequences may differ depending on the holder's particular tax circumstances, each potential investor should consult with and rely on its own tax advisor about the tax consequences. In addition, there can be no assurance that the United States federal income tax treatment currently applicable to owning our common stock will not be modified by legislative, administrative, or judicial action that may have a retroactive effect. No representation or warranty of any kind is made with respect to the acceptance by the Internal Revenue Service or any court of law regarding the treatment of any item of income, deduction, gain, loss or credit by an investor on its tax return.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We do not currently lease or own any real property. We currently maintain our corporate offices at 100 Rutherford Road South, Brampton, Ontario, Canada L6W 2J2. Under our business plan, our initial grow facility is expected to be built out at this location. The medical marijuana regulatory environment in Canada is experiencing significant uncertainty.  Health Canada’s change removing the ready to build approval makes it very difficult and risky for potential medical marijuana licensees to pass the final licensure stage.  The Company continues to consider every avenue of its business plan.  Due to this continued regulatory uncertainty, particularly the changes and delays in medical marijuana licensing process, the Company’s contingency plans may include entertaining the sale of the Brampton Property.  If such transaction were to occur, the Company would consider using proceeds from any such sale to continue pursuing other avenues to achieve our business plan, including potential acquisitions of other medical marijuana licensees and pursuing alternative medical marijuana products and technology, both in Canada and internationally, or another suitable property to replace the Brampton Property.

This location is owned by an affiliate of the Company that is consolidated as a Variable Interest Entity, 2264793 Ontario Inc. (which is discussed in Note 2 of the Financial Statements, Variable Interest Entities), which is owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil. At this time, there is no rental cost to us to use the location as our offices. However, the Company provided a portion of the down payment to purchase the Brampton Property in the amount of approximately $4.3 million in the form of a loan to 2264793 Ontario Inc. (which is discussed further in Item 7, below). Additionally, the Company services the debt secured by the property in the monthly amount of approximately CAD $78,333 (approximately USD $71,000) before offset from monthly rental payments form tenants of the Brampton Property. The Company expects to fund the cost of the renovations at the Brampton Property to convert it for use as our corporate offices and grow facility in accordance with the physical security plans submitted to Health Canada with our license application and pending approval by Health Canada. At this time, we expect renovation expenses to be approximately $18,000,000. While some preparation for the renovation has occurred, with related expenditures by the Company in the total amount of approximately USD $1.1 million as of December 31, 2014, the renovations are expected to begin in earnest following satisfactory review and assessment of our physical security plans (pursuant to which we must build out our grow facility) by Health Canada to confirm that the plans meet licensure requirement.

We are not presently subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock initially qualified for quotation on the OTC Bulletin Board (OTCQB) as of April 3, 2013. Before we effectuated the Merger on May 21, 2014 (as discussed herein in the Business Background Section under Item 1), we traded under the name Gold Party Payday, Inc. and trade symbol “GPAY”. After the Merger and our change in name and business, the Company changed out trading symbol “CCAN”. The Company’s common stock continues to be so qualified and trade on the OTC Bulletin Board under the “CCAN” symbol.

Because we have been operating under our new trade symbol for a short duration of time and have not commenced operations of our new business nor have we generated revenue from the new business, there has been limited market activity up to this point in time (and not market activity during 2014 until the third quarter). The following table sets forth, for the periods indicated, the high and low bid information for our Common Stock as determined from sporadic quotations on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2014	High	Low
First Quarter	$0.20	$0.20
Second Quarter	$3.00	$0.20
Third Quarter	$3.00	$0.64
Fourth Quarter	$10.00	$1.13

Security Holders

As of September 28, 2015, there were 31,455,499 common shares outstanding which were held by approximately 194 stockholders of record.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, our Board of Directors does not anticipate declaring any dividends prior to a business combination.

Immediately after the closing of the Merger Agreement and Transfer Agreement, our Board of Directors declared a special stock dividend which was subsequently authorized by a majority of the shareholders of the Company by written consent on June 16, 2014. Pursuant to the authorization, each of the shareholders of the common stock of the Company as of the close of business on September 30, 2014 received 19.5 shares for every share of Company common stock owned. The dividend was approved by FINRA and became effective on October 3, 2014, after which it was paid by the Company.

Common Stock

The authorized capital stock of our Company consists of 95,000,000 shares of Common Stock, par value $0.000001 per share, of which there are 31,455,499 outstanding as of September 28, 2015.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. Our stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. Our stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock, par value $0.000001 per share, with designations, rights and preferences including rights to dividend, liquidation, conversion, voting, or other rights determined from time to time by our Board of Directors, without shareholder approval. Up to this point in time, we have not designated or issued any shares of Preferred Stock.

This description of certain matters relating to our securities is a summary and is qualified in its entirety by the provisions of our Articles of Incorporation and By-Laws, which have been included as an exhibit in previously filed reporting documents.

Recent Sales of Unregistered Securities

Sales of Common Stock

On November 10, 2014 the Company entered into Subscription Agreements (collectively, the “Subscription”) with two accredited investors for a total of USD $300,000 whereby the Company issued an aggregate of 200,000 shares of our common stock, 1.2 million warrants to purchase our common stock and committed to issue another 800,000 warrants to purchase our common stock to the investors. Under the terms of the Subscription, each of the investors paid USD $150,000 and received 100,000 shares of our common stock, 200,000 A Warrants to purchase common shares at $1.50 per share for a five year period, 400,000 B Warrants to purchase common shares at $3.00 per share for a five year period and, upon the exercise of no less than 10,000 of the B Warrants, the Company will issue to the investor 400,000 C Warrants to purchase common shares at $3.00 per share. Each of the warrants is exercisable for a five year period from issuance. One of the investors who participated in this transaction was Richard Wachsberg, who was subsequently appointed to our Board of Directors.

During the three months ended December 31, 2014, the Company sold an additional 246,001 shares of its common stock for cash consideration of USD $3.00 per share, or approximately USD $738,000, the Company also sold 15,000 shares of its common stock for cash consideration of USD $2.50 per share, or approximately USD $37,500 and the Company sold 2,500 shares of its common stock for cash consideration of USD $2.00 per share, or approximately USD $5,000.

Non-Cash Issuance of Common Stock

On October 1, 2014, the Company issued a total of 750,000 shares of our common stock to three individuals pursuant to their employment agreements. The fair market value of the stock at the time of the grants was $1.13 per share and a total of $847,500 was expensed for the share issuance. The employment agreements provide for further issuances of common shares of 100,000 shares on each of their first, second and third anniversaries and 50,000 shares on their fourth anniversary. The company has valued the total of these issuances to these three individuals using the same $1.13 per share. The total incremental expense over the 5 years is $1,186,500. The company is accruing for the related compensation over the vesting periods as they are earned and has recorded an accrued stock payable and professional fee expense of $209,992 in 2014.

On October 1, 2014 the Company issued 600,000 options to an employee to purchase shares of our common stock at $1.13 per share for a period of seven years. 250,000 of the options vested immediately and 100,000 options vest each subsequent year for three years and 50,000 vest after four years. On the date of the grant, the Company valued the options at USD $676,293 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 226.68%, risk-free rate of 2.12% and no dividend yield. An expense of USD $329,852 was recognized based on the options that had vested during the year ended December 31, 2014.

On October 1, 2014 the Company issued 50,000 options to another contract employee to purchase shares of our common stock at $1.13 per share for a period of five years, all of which vested immediately. On the date of the grant, the Company valued the options at USD $55,890 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 5 years, expected volatility of 226.68%, risk-free rate of 1.69% and no dividend yield. An expense of USD $55,890 was recognized based on the options that had vested during the year ended December 31, 2014.

On October 3, 2014 the Board of Directors approved the grant of 330,000 shares of our common stock to five individuals who are either employees, contractors or directors as compensation for services provided to the Company during the start-up phase of the business. The fair market value of the stock at the time of the grant was $1.13 per share and a total of USD $372,900 was expensed as professional fees for the share issuance.

On October 30, 2014 the Company issued of 500,000 shares of our common stock for services provided to the Company during the start-up phase of the business. The fair market value of the stock at the time of the grant was $3.00 per share and a total of USD $1,500,000 was expensed as professional fees for the share issuance.

On November 21, 2014 the Company and 2264793 Ontario Inc., a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000 (USD $515,940) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. Under an agreement signed on November 1, 2014, Crimson Capital Investments, LLC was given 100,000 shares of our common stock as a fee for arranging the financing. The fair market value of the stock at the time of the grant was USD $300,000. This value was used to determine a relative fair market value to be ascribed between the loan and shares and resulted in $189,698 being recorded as a debt discount. The debt discount is being amortized over the original term of the note, the Company recorded an expense of $86,880 during the fiscal year ending December 31, 2014.

In addition to the October and November transactions above, during the three months ended December 31, 2014, the Company issued an additional 301,239 shares of its common stock for services valued at USD $3.00 per share, or approximately USD $903,717 which was expensed as professional fees.

The transactions described above and the shares of common stock involved were exempt from registration provided by Section 4(2) of the Securities Act.

Historical Sales and Non-Cash Issuance of Unregistered Securities

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

In March 2014, the Company issued 150,000 shares of its common stock to TDM Financial for advisory services to be provided to the Company over a period of one year. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at CAD $1.00 per share (USD $0.91 per share), for a total of approximately USD $137,160. The Company originally intended to amortize the expense over the life of the however, the Company determined that the appropriate treatment was to recognize the full amount of the professional fee expense because the services were completed and expensed the remaining amount during the year ended December 30, 2014.

In April 2014, the Company issued 15,000 shares of its common stock to an individual for services provided. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share, for a total of approximately USD $45,000, which was expensed as professional fees at issuance.

In June 2014, the Company issued a total of 250,000 shares of its common stock to an individual for services to be provided to the Company over a period of two years. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share for a total of approximately USD $750,000. The Company originally intended to amortize the expense over the life of the contract however, the Company determined that the appropriate treatment was to recognize the full amount of the professional fee expense as the services were completed and expensed the remaining amount during the year ended December 30, 2014.

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

Prior to June 30, 2014 the Company issued an additional 1,968,386 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately USD $6.1 million.

In addition to the April and June issuances above, during the three months ended June 30, 2014, the Company issued 466,666 shares of its common stock for professional services provided to the Company. The fair market value of the compensatory stock was valued at USD $3.00 per share, for a total of approximately USD $1,400,000, which was expensed at issuance.

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG, in the amount of USD $1,250,000 to formalize two loans made by Wildhaus Capital Schweiz AG. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 250,000 shares of the Company’s common stock at a price of USD $3.00 per share, based on the prevailing per share price of similar stock sold during this period. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 166,667 shares of the Company’s common stock.

During the three months ended September 30, 2014, the Company sold an additional 382,400 shares of its common stock for cash consideration of USD $3.00 per share, or approximately USD $1.15 million.

The transactions described above and the shares of common stock involved were exempt from registration provided by Section 4(2) of the Securities Act.

Item 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the Transfer Agreement (as discussed herein in the Business Background Section under Item 1), as of May 21, 2014, we divested all the assets related to the former operations of the Company and discontinued those operations in favor of pursuing our new business plan. Additionally, the Company’s Current Report on Form 8-K disclosing the transactions effected by the Merger and Transfer Agreement included audited financial statements of Canada Cannabis Corp. from its period of inception (January 20, 2014) through March 31, 2014, and unaudited pro-forma financial statements of the combined companies for the three months ended March 31, 2014. We believe the inclusion of comparisons to periods during which the Company was under prior control and management and the business of the Company was wholly different than the current business could be misleading given the complete transition of the Company’s management and business plan, as well as the complete discontinuance of the prior business and divestiture of related assets. As such, the discussion of our liquidity and capital resources and our results of operations does not contain such comparisons to prior periods and is presented as if the Company was a new reporting company as of Canada Cannabis Corp.’s date of inception (January 20, 2014). These discussions of the Company’s liquidity and capital resources and results of operations should be read in the context that the Company became a new reporting company as of January 20, 2014.

The merger completed is being accounted for as a reverse merger and recapitalization in which Canada Cannabis Corp. is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior the merger will be those of Canada Cannabis Corp. and will be recorded at the historical cost basis of Canada Cannabis Corp., and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of the Company and Canada Cannabis Corp., and the operations of the combined Company from the closing date of the merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding pursuant to 1) the reverse merger share exchange ratio of 1:19.5 and 2) the subsequent special share dividend of 19.5:1. On October 3, 2014 the Company’s common shares had a special share dividend of 19.5:1 for all shareholders of record on that date and the Company has reflected that share dividend in the current share count.

Liquidity and Capital Resources

We are a startup phase company that has not commenced planned operations and are focused on developing our business in the Pharmaceutical sector. Our principal business objectives for the next twelve (12) months will be to continue to develop our business plan and continue efforts related to obtaining our medical marijuana production license. As we have recently changed our business plan in connection with the Merger and have not commenced material operations, we have not earned any revenues from our new operations. Our operations prior to the Merger resulted in the recognition of nominal revenue.

Net cash provided by (used in) operating activities. During the period from inception (January 20, 2014) ending December 31, 2014, net cash used in operating activities was $(3,072,095). The cash flow used in operating activities during the period from inception (January 20, 2014) ending December 31, 2014 was primarily the result of net loss incurred during the period after add back of noncash expenses related to common shares issued for services and an allowance and impairment charge recorded against the Growlite loan, receivable and investment. (Please see Note 5 to the Financial Statements for a further discussion of Growlite).

Net cash provided by (used in) investing activities. During period from inception (January 20, 2014) ending December 31, 2014, net cash used in investing activities was $(7,845,382). The cash flow used in investing activities during the period from inception (January 20, 2014) ending December 31, 2014 was primarily the result of the acquisition of and investment in the Brampton Property (approximately $4.7 million) and the loan and investment into Growlite (approximately $3.6 million)(Please see Note 5 to the Financial Statements for a further discussion of Growlite).

Net cash provided by (used in) financing activities. During the period from inception (January 20, 2014) ending December 31, 2014, net cash provided by financing activities was $11,066,772. The cash flow provided by financing activities during the period from inception (January 20, 2014) ending December 31, 2014 was primarily the result of proceeds received from the sale of common stock and proceeds received from the note issued in connection with mortgage of the Brampton Property.

As of December 31, 2014, we had cash on hand of $17,813 and current liabilities of $11,629,428. We have incurred a loss since inception resulting in an accumulated deficit of $14,379,305) and further losses are anticipated as we continue to develop and implement our business plan. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2015.

In connection with the acquisition of the Brampton Property by 2264793 Ontario Inc. in July of 2014, financing in the amount of CAD $9,400,000 (approximately USD $8.1 million) (the “Loan”) was incurred by 2264793 Ontario Inc., an affiliated company (owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil) holds title to the Brampton Property, which is secured primarily by mortgage on the Brampton Property. As the Company will be the primary benefactor of the Brampton Property, the Company makes the monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $71,000) each, which began on August 15, 2014. The monthly interest payments on the Loan are partially offset with rental income from non-related parties in the amount of approximately CAD $700,000 (approximately USD $634,000) per year from existing leases of areas of the Brampton Property not presently required for our operations and the Company expects the collection of rental income to continue throughout 2015 in the same amounts. As of December 31, 2014, the Company has expended amounts totaling CAD $391,665 in connection with the Loan on the Brampton Property. The preceding description of the Loan is incomplete and qualified entirely by the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014, in which a more detailed description with respect to the Loan can be found.

Additionally, in connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,953,160 (approximately USD $4.3 million) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan is evidence by a promissory note that was prepared and dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,953,160 (approximately USD $4.3 million), bearing interest at a rate of 0%.The loan between 2264793 Ontario Inc. and the Company is eliminated on Consolidation and as such, no imputed interest was calculated. The preceding description of the Down Payment Loan is incomplete and qualified in its entirety by reference to the complete text of the Down Payment Loan promissory note, which is attached hereto as an Exhibit.

As discussed above, the medical marijuana regulatory environment in Canada is experiencing significant uncertainty.  Health Canada’s change removing the ready to build approval makes it very difficult and risky for potential medical marijuana licensees to pass the final licensure stage.  The Company continues to consider every avenue of its business plan.  Due to this continued regulatory uncertainty, particularly the changes and delays in medical marijuana licensing process, the Company’s contingency plans may include entertaining the sale of the Brampton Property.  If such transaction were to occur, the Company would consider using proceeds from any such sale to continue pursuing other avenues to achieve our business plan, including potential acquisitions of other medical marijuana licensees and pursuing alternative medical marijuana products and technology, both in Canada and internationally, or another suitable property to replace the Brampton Property.

However, if the Company were to keep the property and convert if for our business use as originally intended, we expect to fund the cost of such renovations. At this time, we expect renovation expenditures to be approximately $18,000,000. Some preparation for the renovation have already occurred, with related expenditures by the Company in the total amount of approximately USD $1.1 million for the fiscal year ending December 31, 2014. Substantial renovations, if any, would not be expected to begin in earnest until we receive satisfactory review and assessment of our physical security plans (pursuant to which we must build out our grow facility) by Health Canada to confirm that the plans meet licensure requirement.

The Company’s ability to commence material operations in the production and sale of medical marijuana products and generate revenue depends upon a number of variables out of our control, including the review and approval of our production license application, successful build out of our grow facility in accordance with our physical security plans, and issuance of a production license to the Company by Health Canada. As previously discussed, the Company has met the initial licensure requirements and has advanced to the review stage of the licensure process. We are confident that our application and physical security plans satisfy the licensure requirements. However, there can be no assurance as to the outcome of the Health Canada review or that Health Canada will approve our license application and issue a production license to the Company, nor can we predict with any confidence when Health Canada will complete the review stage, when we will be able to commence and complete build out of our grow facility, nor when Health Canada will conduct its final inspections and make a final determination with respect to our license application.

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

Results of Operations

As we are a company that has not commenced planned operations and are still in the startup phase, we are not yet engaged in material operations generating revenue; therefore, we have little operations to report at this time. Our main focus has been on the development of our new business plan. We have made no sales under our new business plan and all expenses from the date of the Merger through the date of this Annual Report have related to the development of our new business plan, including the acquisition and renovation of the Brampton Property and licensure efforts under the MMPR, and other expenses related to the daily operations of a public company.

Period from inception (January 20, 2014) to December 31, 2014

Rental Income. Rental Income for the period from inception (January 20, 2014) ending December 31, 2014 was $292,843. The revenue from rental income is primarily related to Brampton Property leases.

General and Administrative Expenses. General and administrative expenses for the period from inception (January 20, 2014) ending December 31, 2014 were $3,154,585. The expenditure of funds for general and administrative expenses is primarily related to business startup and development activities. Included is $443,958 for travel and entertainment and $143,487 for promotions. $1,057,492 was expensed for shares issued and to be issued to 3 employees of the Company and $385,742 was expensed for options granted to 2 additional employees. Operating costs related to the Brampton Property were $374,585.

Professional Fees. Professional fees for the period from inception (January 20, 2014) ending December 31, 2014 were $4,768,168. Included is $4,226,647 of expense relating to shares issued. In addition, there is $449,368 for legal fees primarily related to startup, the merger transaction and regulatory compliance.

Consulting Fees. Consulting fees for the period from inception (January 20, 2014) ending December 31, 2014 were $2,916,866. Included is $1,171,170 in fees charged by financial advisors. Consulting fees also includes $391,104 paid in relation to the Health Canada marijuana producer licensing application and developing the Company’s business plan. Consulting includes $205,143 for individual hired to manage the design and operations of the Brampton facility. It also includes a $750,000 charge for shares issued to an individual for services.

Loss on Impairment of Asset. The loss on impairment relates to the write-down of the Investment $859,900 and Loan of $2,579,700 and Receivable $137,695 from Growlite. The Company reviewed this investment for impairment and had made the determination that due to unfavorable changes in the market, the Company would write the investment down to $800,000 which approximated the carrying value of Growlite’s inventory at December 31, 2014. Subsequent to this analysis the Company was informed that a manufacturer’s defect has been identified in Growlite’s most popular fixture that has resulted in the request for all customers to stop using the product. Given the uncertainty of the value of the remaining inventory and the financial and reputational harm Growlite will incur, the Company has written its investment to zero and fully provide a reserve against the loan and receivable due from Growlite (Please see Note 5 to the Financial Statements for a full discussion of Growlite).

Net Income (loss). For the period from inception (January 20, 2014) ending December 31, 2014, we incurred a net loss of $(14,727,347). The net loss was primarily a result of operating expenses without current revenue and the impairment charges relating to Growlite.

CAPITAL COMMITMENTS

While some preparation for the renovation of the Brampton property has occurred, with related expenditures by the Company in the total amount of approximately USD $1.1 million as of December 31, 2014, the renovations are expected to begin in earnest following satisfactory review and assessment of our physical security plans by Health Canada to confirm that the plans meet licensure requirement. At this time, we expect renovation expenses to be approximately $18,000,000.

RELATED PARTY TRANSACTIONS

Investment in Growlite

As discussed in Note 5 to the financial statements, on March 31, 2014, the Company has a 45% equity interest in Growlite Canada for CAD $1 million (approximately USD $900,000). Additionally, the Company made a CAD $3 million (approximately USD $2.7 million) loan and has a CAD $160,000 (approximately USD$140,000) receivable. The loan bears interest at 2% to be paid quarterly, while the entire principle amount and any remaining interest matures March 31, 2024. Prior to the equity investment and loan, Growlite Canada was wholly-owned by Silvio Serrano, who remains the owner of 55% of the ownership interest in Growlite Canada and is Growlite Canada’s President, CEO and sole director. At the time of the transaction, Mr. Serrano held a 6.4% equity interest in the Company (which he currently holds) and served as a vice president and director until he resigned in November 2014. During the year, Growlite advanced Mr. Serrano, his brother and a company controlled by Mr. Serrano $1,635,705 CAD (approximately USD$1,480,000). In addition, during the year, CAD $810,000 (approximately USD $734,000) was advanced by Growlite to NAC Construction Inc. an entity owned by Peter Strang, who is an officer and director of the Company and owner of 6.4% of the Company’s common stock.

Legal and Other Services

One of the five shareholders, Mariana Bracic, who is a common law spouse of Ben Ward (the CEO and a director of the Company and owner of 6.4% of Company common stock), disclosed in Note 5 as being under a Consulting and Professional services contract also provides legal and other services for the Company. For the period from inception through December 31, 2014, this shareholder was paid, either as an individual or through MBL Legal, an entity controlled by the individual, approximately CAD $125,000 (USD $113,225) for services rendered, which includes the amounts paid under the disclosed contract.

Promissory Notes Made by the Company

At various times throughout the year ended December 31, 2014, Benjamin Ward, the Company’s CEO and a director and owner of 6.4% of the Company’s common stock, advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $334,869 (USD $287,953) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding.

At various times throughout the year ended December 31, 2014, John Esteireiro advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $1,150,000 (USD $988,885) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. John Esteireiro owns 6.4% of the Company’s common stock and served as a director and the COO of the Company until his resignation on August 24, 2015.

At various times throughout the year ended December 31, 2014, Silvio Serrano advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed (each of which is described in detail above). On December 15, 2014 these notes, totaling CAD $144,000 (USD $123,826) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. This promissory note remains outstanding as of the date of this Annual Report. Mr. Serrano owns 6.4% of the Company’s common stock and served as a vice president and director until he resigned in November 2014.

At various times throughout the year ended December 31, 2014, Benedetto Fuschino advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014, these notes, totaling CAD $70,000 (USD $60,193), were consolidated into a one-year interest free note. The note matures December 15, 2015, but the Company may prepay the note upon receiving adequate funding.

At various times throughout the year ended December 31, 2014, Midnight Capital and Scott Keevil advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014, these notes, totaling CAD $89,658 (USD $77,097), were consolidated into a one-year interest free note. The note matures December 15, 2015, but the Company may prepay the note upon receiving adequate funding.

The imputed interest amount on the above noted loans totaled CAD $33,505 (USD $28,810). A total of CAD $4,705 was expensed.

On November 21, 2014 the Company and 2264793 Ontario Inc., a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000 (USD $515,940) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. The total interest accrued to December 31, 2014 was CAD$35,507. Under a referral agreement signed on November 1, 2014, Crimson Capital Investments, LLC was given 100,000 shares of our common shares as a referral fee for arranging the financing. The fair market value at the time of grant was USD $300,000. This value was used to determine a relative fair market value to be ascribed between the loan and shares and resulted in $124,689 being recorded as a debt discount. The debt discount is being amortized over the original term of the note, the Company recorded an expense of $86,880 in 2014.

In connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,259,222 (approximately USD $3,933,000) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan is evidence by a promissory note that was prepared and dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,259,222 (approximately USD $3,933,000), bearing interest at a rate of 0%.The loan between 2264793 Ontario Inc. and the Company is eliminated on Consolidation and as such, no imputed interest was calculated. 2264793 Ontario Inc. is owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil. 2264793 Ontario Inc. is considered a VIE (please see Note 2 Variable Interest Entities and Principals of Consolidation for further discussion).

Ben Ward, owner of 6.4% of the Company’s common stock and a director and the CEO of the Company, owns 25% of 2264793 Ontario Inc. and serves as its Secretary. John Esteireiro, who owns 6.4% of the Company’s common stock and formerly served as a director and the COO of the Company, owns 25% of 2264793 Ontario Inc. Silvio Serrano, who owns 6.4% of the Company’s common stock and formerly served as a director and a vice-president of the Company, owns 25% of 2264793 Ontario Inc. Scott Keevil also owns 25% of 2264793 Ontario Inc. and serves as its President & CEO. Mr. Keevil owns 4.1% of the Company’s common stock.

During the year, the Company paid NAC Construction, a Company owned by Peter Strang, CAD $ 400,000 ($US 343,960) for work performed on the Brampton property in its role as general contractor. In addition, the Company paid NAC Investments, also owned by Mr. Strang, CAD $ 25,594 ($US 22,008) for consulting services. Mr. Strang owns 6.4% of the Company’s common stock and serves as a director and a vice-president of the Company.

During the year, Scott Keevil incurred expenses of CAD $ 92,690 ($US 79,704) on behalf of CCC. These monies were primarily expense reimbursements for travel, office supplies and office rental space. At year end, the Company owed Mr. Keevil CAD $1,542 ($US 1,326). In addition, the Company paid Midnight Capital Corp, a Company owned by Mr. Keevil a CAD $50,000 ($US 42,995) consulting fee. At year end, the Company owed Midnight Capital CAD $88,116 ($75,771). Mr. Keevil owns 4.1% of the Company’s common stock and is a 25% of 2264793 Ontario Inc. (a consolidated VIE of the Company) and serves as its President & CEO.

CRITICAL ACCOUNTING POLICIES

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

The Company has assessed its investment in Growlite Canada (see Note 5) and its relationship with 2264793 Ontario Inc. (see Note 11) with regard to whether it is the primary beneficiary of these entities. The Company believes it is not the primary beneficiary of Growlite Canada, Silvio Serrano is the primary beneficiary of Growlite as he meets the power criterion by making all of the ongoing operating decisions for the company, is in control of the bank account and is responsible for driving the company’s sales and marketing strategy. Mr. Serrano also meets the losses/benefits criterion by having both the right to receive benefits and the obligation to absorb losses through his 55% ownership of the company. Given these facts CCC accounts for its Growlite though the equity method of accounting and does not consolidate Growlite in its financial statements. The Company was not able to obtain reliable financial information from Growlite and has now made the determination to write off all loans, receivables and investment. As such, no Growlite financial information is presented.

The Company believes that it is in fact the primary beneficiary of 2264793 Ontario, Inc. and accordingly, consolidates the entity in its Consolidated Financial Statements. See “Principles of Consolidation”. It is owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil. 2264793 Ontario Inc. is managed for the benefit of the CCC shareholders by CCC officers, directors and employees who make all of decisions relating to the building and the financing thereof. CCC has invested in the building and pays the bills, loans and mortgage associated with the building, it has the rights to receive the benefits and will absorb any losses and as such is considered to be a VIE and is consolidated in these Financial Statements.

Principles of Consolidation

The accompanying consolidated financial statements include Canadian Cannabis Corp. (formerly, Gold Party Payday, Inc.) and Canada Cannabis Corp., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. In accordance with FIN 46(R), the Company believes that it meets the definition of the primary beneficiary for 2264793 Ontario Inc. and consolidates the entity in its Consolidated Financial Statements. See “Variable Interest Entities”

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates include assumptions for the Company’s valuation of stock compensation, warrants, options and the valuation of Growlite. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Our financial instruments consist of cash, accounts payables, notes receivable, notes payable and accrued expenses. The carrying values of cash, accounts payables, notes receivable, notes payable and accrued expenses approximate their fair value due to their short maturities.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2014, the Company recorded an impairment loss on its long-lived assets in the amount of $3,577,295. See Note 5. There can be no assurances that demand for the Company’s products or services, which could result in a further impairment of long-lived assets in the future.

Imputed Interest on Related Party Non Interest Bearing Debt

In accordance with ASC Subtopic 835-30, the Company expenses imputed interest on all related party non-interest bearing debt. The imputed interest on each note is calculated by determining the difference between the face value of the note and the present value of the note which is derived by using a discount rate equal to prevailing interest rates on similar debt issued. The imputed interest amount is amortized and expensed over the term of each note.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. (See note 13). When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Stock-Based Compensation

FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is Canada. The financial position and results of operations of the Company are determined using the local currency, Canadian Dollars (“CAD”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The results of operations are translated from CAD to US Dollar (“USD”) at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the USD reporting currency are dealt with as a component of accumulated other comprehensive income (loss). Translation adjustments net of tax totaled USD $948,247 for the period from inception (January 20, 2014) through December 31, 2014 which is recorded in accumulated other comprehensive income on the balance sheet.

As of December 31, 2014, the exchange rate was CAD .8599 per U.S. Dollar. The average exchange rate for the period from inception (January 20, 2014) through December 31, 2014 was CAD .9058.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The Company had other comprehensive income of USD $948,247 and total comprehensive loss of USD $13,779,100 for the period from inception (January 20, 2014) through December 31, 2014, respectively.

Recently Issued Accounting Standards

In June 2015, the FASB has issued ASU 2015-10, Technical Corrections and Improvements, which makes minor amendments to the FASB Accounting Standards Codification. These amendments are related to differences between the original guidance and the codification and are intended to provide clarification and reference corrections, as well as simplifying and adding minor improvements to the guidance. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015; all other changes are effective upon issuance of this ASU.

In April 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements and disclosures

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In January 2015, the Financial Accounting Standards Board issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items. ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence. This should save time and reduce costs for the entity and alleviate uncertainty for auditors and regulators. The amendments in this ASU 2015-01 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance will not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As we are a smaller reporting company, we are not required to provide the information required by this item.

Item 8.	Consolidated financial statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Canadian Cannabis Corp.

We have audited the accompanying consolidated balance sheet of Canadian Cannabis Corp., as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficiency), and cash flows for the period from January 20, 2014 (inception) through December 31, 2014. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canadian Cannabis Corp. as of December 31, 2014, and the results of its operations and its cash flows for the period from January 20, 2014 (inception) through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered significant losses from operations and negative cash from operations. As discussed in Note 5 to the consolidated financial statements, the entity has also incurred a significant impairment charge related to investments and loans. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hartley Moore Accountancy Corp.

Irvine, CA

October 1, 2015

Canadian Cannabis Corp. and Subsidiaries

Consolidated Balance Sheet

December 31,
2014
ASSETS
Current Assets
Cash	$17,813
Accounts receivable	45,845
Prepaid expenses	201,677
Total Current Assets	265,335

Other Assets
Notes receivable-Growlite, net of impairment of $2,579,700 (Note 5)	-
Notes receivable from related parties	33,480
Notes receivable from stockholders, net of impairment of $137,695 (Note 5)	-
Investment in Growlite, net of impairment of $859,900 (Note 5)	-
Buildings and equipment, net	14,737,960
Total Other Assets	14,771,440
Total Assets	$15,036,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,384,458
Accrued stock payable	209,992
Mortgage payable	8,083,060
Notes payable to stockholders, net of discount	1,951,918
Total Current Liabilities	11,629,428
Total Liabilities	11,629,428

Commitments and Contingencies (Note 6)

Canadian Cannabis Stockholders’ Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; None issued and outstanding issued and outstanding	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 29,703,832 issued and outstanding	30
Additional paid-in-capital	17,186,417
Accumulated other comprehensive income	948,247
Accumulated deficit	(14,379,305)
Total Canadian Cannabis Corp. Stockholders’ Equity	3,755,389
Non-controlling interest in consolidated variable interest entity	(348,042)
Total Shareholders’ Equity	3,407,347
Total Liabilities and Stockholders’ Equity	$15,036,775

See accompanying notes to the consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries,

Consolidated Statement of Operations

For the Period from Inception (January 20, 2014) through December 31, 2014

Inception
(January 20, 2104)
Through
December 31, 2014
REVENUE
Rental income	292,843

OPERATING EXPENSES
Consulting fees	$2,916,866
Professional fees	4,768,168
General and administrative	3,154,585
Total Operating Expenses	10,839,619

Loss from operations	(10,546,776)

OTHER INCOME (EXPENSE)
Interest expense	(473,032)
Interest income	1,238
Loss on impairment of asset	(3,577,295)
Foreign currency gain (loss), net	(131,482)
Total Other Income (Expense)	(4,180,571)
Net loss applicable to common stockholders before allocation to non-controlling interest	(14,727,347)
Net loss attributable to non-controlling interest for consolidated variable interest entity	(348,042)
Net loss applicable to Canadian Cannabis Corp. common stockholders	$(14,379,305)

Loss per share – Basic and Diluted	$(0.58)
Weighted Average Number of Shares Outstanding – Basic and Diluted	24,717,445

See accompanying notes to the consolidated financial statements.

F-3

Canadian Cannabis Corp. and Subsidiaries

Consolidated Statement of Comprehensive Loss

For the Period from Inception (January 20, 2014) through December 31, 2014

Inception (January 20, 2014) through December 31, 2014

NET LOSS	$(14,727,347)
Foreign currency translation gain	948,247
TOTAL COMPREHENSIVE LOSS	$(13,779,100)

See accompanying notes to the consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Consolidated Statement of Shareholders Equity

For the Period from Inception (January 20, 2014) Through December 31, 2014

				Accumulated
			Additional	other			Total
	Common Stock		Paid-in	Comprehensive	Non-controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Interest	Deficit	Equity
Balance at January 1, 2014	-	$-	$-	$-	$-	$-	$-

Recapitalization in reverse merger transaction (Note 1)	6,500,325	6	(6)				-

Common stock issued for cash	19,923,935	20	9,114,854				9,114,874
Common stock issued on conversion of notes payable	416,667	1	1,249,999				1,250,000
Common stock issued in exchange for services	2,012,905	2	5,108,775				5,108,777
Contributed services	-	-	289,856				289,856
Shares issued in connection with notes payable	100,000	-	189,698				189,698
Common stock issued to employees	750,000	1	847,499				847,500
Amortization of compensation related to issuance of stock options	-	-	385,742				385,742
Other comprehensive income
Foreign currency translation gain				948,247			948,247
Net loss applicable to Canadian Cannabis Corp.						(14,379,305)	(14,379,305)
Non-controlling interest for consolidated variable interest entity					(348,042)		(348,042)
Balance at December 31, 2014	29,703,832	30	17,186,417	948,247	(348,042)	(14,379,305)	3,407,347

See accompanying notes to the consolidated financial statements

Canadian Cannabis Corp. and Subsidiaries

Consolidated Statement of Cash Flows

For the Period from Inception (January 20, 2014) Through December 31, 2014

Inception
(January 20, 2014)
Through
December 31, 2014
Cash flows from operating activities:
Net loss including non-controlling interests	(14,727,347)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	21,982
Loss on impairment of notes receivables and investment (note 5)	3,577,295
Stock issued for services	5,108,777
Stock issued to employees	847,500
Value of contributed services	289,856
Amortization of debt discount	86,880
Amortization of compensation for stock options	385,742
Change in operating assets and liabilities:
Prepaid expenses	(201,677)
Accounts receivable	(45,845)
Accounts payable, accrued liabilities, and accrued stock payable	1,584,742
Net cash (used in) operating activities	(3,072,095)

Cash flows from investing activities:
Investment in Growlite	(859,900)
Loan to Growlite	(2,579,700)
Investment in building, equipment and construction in progress	(4,372,302)
Loan to related parties	(33,480)
Net cash (used in) investing activities	(7,845,382)

Cash flows from financing activities:
Proceeds from sale of common stock	9,114,854
Proceeds from notes payable to shareholders	3,700,111
Repayment of notes payable to shareholders	(1,748,193)
Net cash provided by financing activities	11,066,772
Effect of exchange on cash and cash equivalents	(131,482)
Change in cash and cash equivalents	17,813

Cash and cash equivalents at beginning of period	$-
Cash and cash equivalents at end of period	$17,813

Supplemental disclosure of cash flow information:
Interest paid	$143,339

Noncash investing and financing activities:
Portion of property paid through shareholder loans	$905,800
Mortgage payable obtained to purchase building	$8,514,520
Conversion of notes payable into common stock	$1,209,575
Issuance of shares in connection with notes payable recorded as debt discount	$189,698
Accrual of remediation cost to construction in progress	$226,450

See accompanying notes to the consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For The Period from Inception January 20, 2014 Through

December 31, 2014.

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

Canada Cannabis Corp. was incorporated in the Province of Ontario, Canada on January 20, 2014. Canada Cannabis Corp. is planning to cultivate and distribute medical marijuana in Canada under regulations established by Health Canada, under a new Commercial Production License. Canada Cannabis Corp.’s planned business is to cultivate Cannabis for medical marijuana purposes and distribute directly to patients throughout Canada and export to international markets, where an existing framework and legislation exists for medical marijuana.

Reverse Merger

On May 21, 2014, the Company consummated a merger agreement (the “Merger Agreement”) with 2418146 Ontario Inc., an Ontario (Canada) corporation (“GPAY Sub”), which is our wholly-owned subsidiary formed for purposes of consummating the Merger Agreement, and Canada Cannabis Corp. Pursuant to the terms of the Merger Agreement, Canada Cannabis Corp. and GPAY Sub executed and filed Articles of Amalgamation pursuant to the Ontario Business Corporations Act to consummate the amalgamation. Pursuant to the terms of the Merger Agreement, the company resulting from the amalgamation (“CCC-Sub”) is a wholly-owned subsidiary of the Company and retains the Canada Cannabis Corp. name and business, and each of the predecessor companies ceased. Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common stock of Canada Cannabis Corp. held by its Shareholders for shares of common stock of the Company on a 1:19.5 basis. At the closing of the Merger Agreement, there were approximately 19,822,635 shares of Canada Cannabis Corp. common stock outstanding, which were exchanged for 1,016,503 new shares of the Company’s common stock, par value of $0.000001 per share. At the closing of the agreement, Gold Party Payday, Inc. had 333,350 shares of common stock issued outstanding and no preferred stock. After the effects of the merger transaction as discussed, there were 1,349,853 shares of common stock outstanding.

Also on May 21, 2014 (the “Closing Date”), the Company closed a business transfer and indemnity agreement (the “Transfer Agreement”) with Tatum L. Morita, who was our President, CEO, CFO, a director of the Company and our majority shareholder (holding 4,000,000 of 4,333,350 shares of our common stock immediately prior to the closing). Pursuant to the terms of the Transfer Agreement, Ms. Morita (i) returned to the Company 4,000,000 shares of the Company’s common stock, (ii) agreed that outstanding loans made by Ms. Morita to the Company in the aggregate amount of USD $7,100 are satisfied and paid in full, and (iii) agreed to indemnify and hold harmless the Company and CCC-Sub with respect to all liabilities of the Company in existence, arising during, or relating to the period prior to the Closing Date. Pursuant to the terms of the Transfer Agreement, the Company (i) transferred to Ms. Morita the assets of the Company business, as in existence prior to the Closing Date, (ii) paid cash consideration to Ms. Morita in the amount of USD $361,650, and (iii) agreed to, jointly and severally with CCC-Sub, indemnify and hold harmless Ms. Morita with respect to all liabilities of the Company incurred after the Closing Date.

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the former business of Canada Cannabis Corp. is now the sole business of the Company’s wholly-owned subsidiary of the same name, CCC-Sub, (ii) the Company’s sole business is now to invest in and support the business of its subsidiary, CCC-Sub, and (iii) there was a change of control whereby the former shareholders of Canada Cannabis Corp. obtained a controlling 75% ownership interest in the Company as of the date of the Merger Agreement. The merger completed is being accounted for as a reverse merger and recapitalization in which Canada Cannabis Corp. is deemed to be the accounting acquirer. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior the merger will be those of Canada Cannabis Corp. and will be recorded at the historical cost basis of Canada Cannabis Corp., and the consolidated financial statements subsequent to completion of the merger include the assets and liabilities of the Company and Canada Cannabis Corp., and the operations of the combined Company from the closing date of the merger. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented. The Company has retroactively restated the common shares outstanding and weighted average shares outstanding pursuant to 1) the reverse merger share exchange ratio of 1:19.5 and 2) the subsequent special share dividend of 19.5:1. On October 3, 2014 the Company’s common shares had a special share dividend of 19.5:1 for all shareholders of record on that date and the Company has reflected that split in the current share count.

Going Concern and Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of USD $14,727,347 for the period from inception (January 20, 2014) through December 31, 2014. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has total stockholders’ equity of USD $3,407,055. The accompanying consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is hopeful that it will continue to raise capital to continue to execute its plan of becoming a major Company in the Medical Marijuana market in Canada, but there is no assurance that this can be achieved.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the results of the Company from inception on January 20, 2014 through December 31, 2014. This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

The Company has assessed its investment in Growlite Canada (see Note 5) and its relationship with 2264793 Ontario Inc. (see Note 11) with regard to whether it is the primary beneficiary of these entities. The Company believes it is not the primary beneficiary of Growlite Canada, as Silvio Serrano is the primary beneficiary of Growlite as he meets the power criterion by making all of the ongoing operating decisions for the company, is in control of the bank account and is responsible for driving the company’s sales and marketing strategy. Mr. Serrano also meets the losses/benefits criterion by having both the right to receive benefits and the obligation to absorb losses through his 55% ownership of the company. Given these facts CCC accounts for its Growlite though the equity method of accounting and does not consolidate Growlite in its financial statements. The Company was not able to obtain reliable financial information from Growlite and has now made the determination to write off all loans, receivables and investment. As such, no Growlite financial information is presented.

The Company believes that it is in fact the primary beneficiary of 2264793 Ontario, Inc. and accordingly, consolidates the entity in its Consolidated Financial Statements. See “Principles of Consolidation”. It is owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil. 2264793 Ontario Inc. is managed for the benefit of the CCC shareholders by CCC officers, directors and employees who make all of decisions relating to the building and the financing thereof. CCC has invested in the building and pays the bills, loans and mortgage associated with the building, it has the rights to receive the benefits and will absorb any losses and as such is considered to be a VIE and is consolidated in these Financial Statements. The Summary Balance Sheet and Income Statement information for 2264793 Ontario Inc. which is included in the accompanying Consolidated Financial Statements is as follows.

2264793 Ontario Inc. Balance Sheet

December 31,
2014
ASSETS
Current Assets
Cash	$16,354
Total Current Assets	16,354

Other Assets
Shareholder notes	32,676
Buildings and equipment, net	12,465,507
Total Other Assets	12,498,183
Total Assets	$12,514,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$223,961
Inter-company loans (eliminated in consolidation)	4,494,946
Customer Deposits	42,975
Mortgage	8,083,060
Total Liabilities	12,844,942

Commitments and Contingencies

Stockholders’ Equity
Common stock	1
Accumulated other comprehensive income	17,636
Accumulated deficit	(348,042)
Total Stockholders’ Equity (Deficit)	(330,405)
Total Liabilities and Stockholders’ Equity	$12,514,537

2264793 Ontario Inc. Income Statement

Inception
(January 20, 2014)
Through
December 31, 2014
REVENUE
Rental income	$136,618

OPERATING EXPENSES
General and administrative	139,358
Total Operating Expenses	139,358

Loss from operations	(2,740)

OTHER EXPENSE
Interest expense	(345,302)
Total Other Expense	(345,302)
Net loss attributable to non-controlling interest for consolidated variable interest entity	$(348,042)

Principles of Consolidation

The accompanying consolidated financial statements include Canadian Cannabis Corp. (formerly, Gold Party Payday, Inc.) and Canada Cannabis Corp., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. In accordance with ASC 810-10-25, the Company believes that it meets the definition of the primary beneficiary for 2264793 Ontario Inc. and consolidates the entity in its Consolidated Financial Statements. The equity of the consolidated VIE has been segregated and disclosed as non-controlling interest. See “Variable Interest Entities”

Accounting Method

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates include assumptions for the Company’s valuation of stock compensation, warrants, options and the valuation of Growlite. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Building and land are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the relevant asset, generally 20 years.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company holds cash balances in both U.S. Dollars (USD) and Canadian Dollars (CAD) and places its cash equivalents with high credit quality financial institutions. All amounts in as deposits are insured up to CAD $100,000 by the Canadian Deposit and Insurance Corporation (CDIC), with Bank of Montreal (BMO) as a Member Institution. As of December 31, 2014 the Company’s cash balances held at Canadian banks was approximately CAD $20,716(USD $17,813).

Prepaid expenses

Prepaid expenses were CAD $234,535, (USD $201,677) as of December 31, 2014. The prepaid expenses primarily reflect insurance premiums that are being amortized over the life of the insurance policies.

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

Level–1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level–2 - Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level–3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash, accounts payables, notes receivable, notes payable and accrued expenses. The carrying values of cash, accounts payables, notes receivable, notes payable and accrued expenses approximate their fair value due to their short maturities.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2014, the Company recorded an impairment loss on its long-lived assets relating to its investment, loan and receivable from Growlite in the amount of $3,577,295. See Note 5. There can be no assurances of demand for the Company’s products or services, which could result in a further impairment of long-lived assets in the future.

Imputed Interest on Related Party Non Interest Bearing Debt

In accordance with ASC Subtopic 835-30, the Company expenses imputed interest on all related party non-interest bearing debt. The imputed interest on each note is calculated by determining the difference between the face value of the note and the present value of the note which is derived by using a discount rate equal to prevailing interest rates on similar debt issued. The imputed interest amount is amortized and expensed over the term of each note.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. (See note 13). When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Stock-Based Compensation

FASB ASC 718 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, but primarily focuses on transactions whereby an entity obtains employee services for share-based payments. FASB ASC 718 requires that the compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable in accordance with FASB ASC 718.

Revenue recognition

Revenue is expected to be recognized on an accrual basis as earned under contract terms. Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenants. Rental revenue is recognized on a straight-line basis over the term of the lease

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the period from inception (January 20, 2014) through December 31, 2014.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is Canada. The financial position and results of operations of the Company are determined using the local currency, Canadian Dollars (“CAD”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The results of operations are translated from CAD to US Dollar (“USD”) at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the USD reporting currency are dealt with as a component of accumulated other comprehensive income (loss). Translation adjustments net of tax totaled USD $948,247 for the period from inception (January 20, 2014) through December 31, 2014, which is recorded in accumulated other comprehensive income on the balance sheet.

As of December 31, 2014, the exchange rate was CAD .8599 per U.S. Dollar. The average exchange rate for the period from inception (January 20, 2014) through December 31, 2014 was CAD .9058.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The Company had other comprehensive income of USD $948,247 and total comprehensive loss of USD $13,779,100 for the period from inception (January 20, 2014) through December 31, 2014, respectively.

Loss per share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the period from inception (January 20, 2014) through December 31, 2014, there were 300,000 options and 400,000 warrants outstanding, but due to the Net loss, no potentially dilutive common shares are calculated as outstanding during the period.

Business Segments

The Company expects to operate two reportable business segments - a planned Medical Marijuana Cultivation business and a planned Horticultural Lighting Business.

Recently Issued Accounting Standards

In June 2015, the FASB has issued ASU 2015-10, Technical Corrections and Improvements, which makes minor amendments to the FASB Accounting Standards Codification. These amendments are related to differences between the original guidance and the codification and are intended to provide clarification and reference corrections, as well as simplifying and adding minor improvements to the guidance. The amendments to transition guidance are effective for fiscal years beginning after December 15, 2015; all other changes are effective upon issuance of this ASU.

In April 2015, the FASB issued ASU 2015-03 (ASC Subtopic 835-30), Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this ASU 2015-03 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements and disclosures.

In February 2015, the Financial Accounting Standards Board issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The updated guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The Company is evaluating the effect that ASU 2015-02 will have on its consolidated financial statements and related disclosures.

In January 2015, the Financial Accounting Standards Board issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items. ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence. This should save time and reduce costs for the entity and alleviate uncertainty for auditors and regulators. The amendments in this ASU 2015-01 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements and disclosures.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

In connection with the merger of Canada Cannabis Corp. with the Company as effected by the Merger Agreement (see Note 1), the following changes in management occurred:

●	Tatum Morita, a former officer and director of the Company resigned her positions as the Company’s President, CEO and CFO effective May 20, 2014, and resigned her position as a director of the Company effective June 10, 2014;

●	Richard J. Hitt, the former Secretary and director of the Company resigned his positions effective May 20, 2014;

●	Benjamin Ward was appointed as a director and the President and CEO of the Company effective May 20, 2014;

●	John Esteireiro was appointed as the COO of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Peter Strang was appointed as a Vice-President of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014;

●	Silvio Serrano was appointed as a Vice-President of the Company effective May 20, 2014, and was appointed as a director of the Company effective June 10, 2014 and resigned from all positions on November 19, 2014;

●	Dale Rasmussen was appointed as a director of the Company effective June 10, 2014;

Subsequent and unrelated to the merger of Canada Cannabis Corp. with the Company, Richard Wachsberg was appointed as a director of the Company effective January 13, 2015. On August 24, 2015 John Esteireiro resigned as COO and director of the Company.

4.	PREPAID EXPENSES

Prepaid expenses are summarized as follows (in USD):

December 31, 2014
Prepaid Insurance	195,441
Prepaid Other	6,236
201,677

5.	INVESTMENT IN GROWLITE

On March 31, 2014, the Company acquired a 45% equity interest in Growlite Canada for CAD $1 million (approximately USD $900,000) cash investment. Additionally, the Company made a CAD $3 million (approximately USD $2.7 million) loan for operating capital and business expansion. The loan bears interest at 2% to be paid quarterly, while the entire principle amount and any remaining interest matures March 31, 2024. See further discussion of this investment and loan in Note 10. The Company accounts for this investment under the equity method of accounting, however management will continue to reevaluate the relationship every reporting period, given changes in circumstances, to determine whether its investment represents a variable interest and whether the Company would be considered the primary beneficiary. If this were deemed to be the case at any time, consolidation would be required. Under the equity method of accounting, the Company records its investment at cost and at each reporting period is subsequently adjusted to include the investor’s pro rata share of post-acquisition earnings or losses.

The Company has estimated that the investee had a net loss of $40,168 for the nine months ended December 31, 2014, and utilizing the equity method would record a decrease in the investment value. The Company has reviewed this investment for impairment and had made the determination that due to unfavorable changes in the market, the Company would write the investment down to $800,000 which approximated the carrying value of Growlite’s inventory at December 31, 2014. The Company had a security agreement and physical custody of the inventory in 2015. Subsequent to this analysis the Company was informed that a manufacturer’s defect has been identified in Growlite’s most popular fixture that has resulted in the request for all customers to stop using the product. Given the uncertainty of the value of the remaining inventory and the financial and reputational harm Growlite will incur, the Company has written its investment to zero and fully provide a reserve against the loan and receivable due from Growlite.

6.	COMMITMENTS AND CONTINGENCIES

Operating Leases and Long term Contracts

The Company previously rented temporary office space for its corporate needs. The Company entered into a month-to-month lease agreement on January 20, 2014 to lease 1,100 square feet of office space located at 2368 Lakeshore Road West, Oakville, Ontario, Canada L6L 1H5 for an annual rate of CAD $25,200, paid monthly. The Company paid approximately CAD $18,900 (USD $17,120) for the lease of our corporate offices at this location for the twelve months ended December 31, 2014, respectively. The Company has canceled this lease and the last rent payment was due September 30, 2014.

The Company had installed temporary office trailers located at 100 Rutherford Road South, Brampton, Ontario, Canada L6W 2J2 for use during renovation of the building on the same premises. There were two office trailers installed at the premises, each measuring 60’ x 12’, for a total area of 1,440 square feet. The trailers were rented from Miller Trailers for a total cost of CAD $22,119 (approximately USD $20,035). The trailers were removed in December 2014. The Company currently maintains our corporate offices in an industrial building located in Brampton, Ontario which is owned by 2264793 Ontario Inc., an affiliated company that is consolidated as VIE (see Note 2 to the Financial Statements, Variable Interest Entities). The Company does not pay any rent for this space.

Consulting and Professional Services

The Company has entered into consulting and professional services agreements with Ben Ward, CEO, John Esteireiro, Former COO, Silvio Serrano, Former VP, Mariana Bracic, Legal Counsel and Peter Strang, VP who are also founding shareholders. Each contract has an indefinite term and requires payment of CAD $10,000 per month, to be paid in advance of the month of service. The cumulative effect of these agreements is a CAD $50,000 (approximately USD $45,290) per month commitment for professional services. During the twelve months ended December 31, 2014, these parties have agreed to waive a portion of the payments due under these contracts, in the cumulative amount of CAD $320,000 (approximately USD $289,856). These amounts have been recorded as contributed services for the twelve months ended December 31, 2014.

For the period from inception (January 20, 2014) through December 31, 2014, the Company has recognized CAD $450,000 (USD $407,610) of expense related to the above referenced consulting and professional services agreements, respectively, recorded within consulting fees and professional fees in the accompanying statement of operations. The agreements have options for termination by either party. Should the Company initiate the termination of one of these contracts, it may be required to pay the respective consultant the equivalent of a year of service, or CAD $120,000 (approximately USD $108,696), upon termination.

Employment Agreements

On March 21, 2014, the Company entered into an employment agreement with Ben Ward, CEO. This agreement replaced the consulting agreement discussed in the preceding paragraph, which had been entered into on January 21, 2014, which terminated with execution of the employment agreement. Pursuant to the terms of the employment agreement, Mr. Ward continues in his role as CEO with a salary of CAD $120,000 (approximately USD $108,696) per year, in addition to being eligible to earn achievement based bonuses. The Company has agreed to indemnify Mr. Ward for all acts or decisions made by him in good faith while performing services for the Company. The Company may terminate this agreement upon one year’s written notice, or by payment in lieu of notice of one year of salary.

On September 8, 2014 the Company entered into 5 year employment agreements with Aubrey Bradley, Sheldon Aberman and Nathan Nienhaus employing them as officers of the Company. The agreements provide for common shares to be issued in addition to performance bonuses. The Company may terminate the agreements by payment in lieu of notice of two times their salary for the remainder of the contract plus earned bonuses. The agreements provide for salary to be accrued at the rate of CAD $12,500 (approximately USD $11,300) for Mr. Bradley and Aberman until CCC receives a License to Cultivate under the Health Canada MMPR at which point the accrued amounts are due and payable in 15 days. Mr. Nienhaus’s agreement is CAD $14,000 (approximately USD $12,600) monthly. Concurrent with the License to Operate issued by Heath Canada there is a salary increase to CAD $16,667 (approximately USD $15,100) for all three employees for the remainder of the Contract. All three are eligible to earn achievement based bonuses and are all eligible to receive 600,000 shares over a 4 year period. The Company has agreed to indemnify the employees for all acts or decisions made by them in good faith while performing services for the Company.

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

Prior to June 30, 2014 the Company issued an additional 1,968,386 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately USD $6.1 million.

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG, in the amount of USD $1,250,000 to formalize two loans made by Wildhaus Capital Schweiz AG. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to a convert USD $750,000 of the debt to equity for the 250,000 shares of the Company’s common stock at a price of USD $3.00 per share, based on the prevailing per share price of similar stock sold during this period. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 166,667 shares of the Company’s common stock.

During the three months ended September 30, 2014, the Company sold an additional 382,400 shares of its common stock for cash consideration of USD $3.00 per share, or approximately USD $1.15 million.

During the three months ended December 31, 2014, the Company sold an additional 246,001 shares of its common stock for cash consideration of USD $3.00 per share, or approximately USD $738,000, the Company also sold 15,000 shares of its common stock for cash consideration of USD $2.50 per share, or approximately USD $37,500 and the Company sold 2,500 shares of its common stock for cash consideration of USD $2.00 per share, or approximately USD $5,000.

In addition to the above, On November 10, 2014 the Company entered into Subscription Agreements (collectively, the “Subscription”) with two accredited investors for a total of USD $300,000 whereby the Company issued an aggregate of 200,000 shares of our common stock, 1.2 million warrants to purchase our common stock and committed to issue another 800,000 warrants to purchase our common stock to the investors. Under the terms of the Subscription, each of the investors paid USD $150,000 and received 100,000 shares of our common stock, 200,000 A Warrants to purchase common shares at $1.50 per share for a five year period, 400,000 B Warrants to purchase common shares at $3.00 per share for a five year period and, upon the exercise of no less than 10,000 of the B Warrants, the Company will issue to the investor 400,000 C Warrants to purchase common shares at $3.00 per share. Each of the warrants is exercisable for a five year period from issuance. One of the investors who participated in this transaction was Richard Wachsberg, who was subsequently appointed to our Board of Directors.

Noncash Equity Transactions

In March 2014, the Company issued 150,000 shares of its common stock to TDM Financial for advisory services to be provided to the Company over a period of one year. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at CAD $1.00 per share (USD $0.91 per share), for a total of approximately USD $137,160. The Company originally intended to amortize the expense over the life of the however, the Company determined that the appropriate treatment was to recognize the full amount of the professional fee expense because the services were completed and expensed the remaining amount during the year ended December 30, 2014.

In April 2014, the Company issued 15,000 shares of its common stock to an individual for services provided. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share, for a total of approximately USD $45,000, which was expensed as professional fees at issuance.

In June 2014, the Company issued a total of 250,000 shares of its common stock to an individual for services to be provided to the Company over a period of two years. Based on the prevailing per share price of similar stock sold during this period, the compensatory stock was valued at USD $3.00 per share for a total of approximately USD $750,000. The Company originally intended to amortize the expense over the life of the contract however, the Company determined that the appropriate treatment was to recognize the full amount of the professional fee expense because the services were completed and expensed the remaining amount during the year ended December 30, 2014.

In addition to the April and June transactions above, during the three months ended June 30, 2014, the Company issued 466,666 shares of its common stock for professional services provided to the Company. The fair market value of the compensatory stock was valued at USD $3.00 per share, for a total of approximately USD $1,400,000, which was expensed as professional fees at issuance.

On October 1, 2014, the Company issued a total of 750,000 shares of our common stock to three individuals pursuant to their employment agreements. The fair market value of the stock at the time of the grants was $1.13 per share and a total of $847,500 was expensed for the share issuance. The employment agreements provide for further issuances of common shares of 100,000 shares on each of their first, second and third anniversaries and 50,000 shares on their fourth anniversary. The company has valued the total of these issuances to these three individuals using the same $1.13 per share. The total incremental expense over the 5 years is $1,186,500. The company is accruing for the related compensation over the vesting periods as they are earned and has recorded an accrued stock payable and professional fee expense of $209,992 in 2014.

On October 3, 2014 the Board of Directors approved the grant of 330,000 shares of our common stock to five individuals who are either employees, contractors or directors as compensation for services provided to the Company during the start-up phase of the business. The fair market value of the stock at the time of the grant was $1.13 per share and a total of USD $372,900 was expensed as professional fees for the share issuance.

On October 30, 2014 the Company issued of 500,000 shares of our common stock for services provided to the Company during the start-up phase of the business. The fair market value of the stock at the time of the grant was $3.00 per share and a total of USD $1,500,000 was expensed as professional fees for the share issuance.

On November 21, 2014 the Company and 2264793 Ontario Inc., a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000 (USD $515,940) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. Under a referral agreement signed on November 1, 2014, Crimson Capital Investments, LLC was given 100,000 shares of our common stock as a fee for arranging the financing. The fair market value of the stock at the time of the grant was USD $300,000. This value was used to determine a relative fair market value to be ascribed between the loan and shares and resulted in $189,698 being recorded as a debt discount. The debt discount is being amortized over the original term of the note, the Company recorded an expense of $86,880 in 2014.

In addition to the October and November transactions above, during the three months ended December 31, 2014, the Company issued an additional 301,239 shares of its common stock for services valued at USD $3.00 per share, or approximately USD $903,717 which was expensed as professional fees.

Options:

On October 1, 2014 the Company issued 600,000 options to an employee to purchase shares of our common stock at $1.13 per share for a period of seven years.  250,000 of the options vested immediately and 100,000 options vest each subsequent year for three years and 50,000 vest after four years.  On the date of the grant, the Company valued the options at USD $676,293 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 226.68%, risk-free rate of 2.12% and no dividend yield.  The expected volatility was estimated by calculating the standard deviation of daily price changes in our stock from the date of the merger to the date of the grant and the seven year constant maturity treasury rate on the date of the grant was used for the risk free rate. An expense of USD $329,852 was recognized based on the options that had vested during the year ended December 31, 2014.

On October 1, 2014 the Company issued 50,000 options to an employee to purchase shares of our common stock at $1.13 per share for a period of five years, all of which vested immediately.  On the date of the grant, the Company valued the options at USD $55,890 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 5 years, expected volatility of 226.68%, risk-free rate of 1.69% and no dividend yield. The expected volatility was estimated by calculating the standard deviation of daily price changes in our stock from the date of the merger to the date of the grant and the five year constant maturity treasury rate on the date of the grant was used for the risk free rate. An expense of USD $55,890 was recognized based on the options that had vested during the year ended December 31, 2014.

A summary of the options issued as of December 31, 2014 is as follows:

December 31, 2014
	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding at beginning of period	-	$-	$-
Issued	650,000	$1.13	$734,500
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at end of period	650,000	$1.13	$734,500
Exercisable at end of period	300,000	$1.13	$339,000
Options expected to vest	350,000	$1.13	$395,500

December 31, 2014
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable
650,000	6.60	$1.13	300,000

650,000	6.60	$1.13	300,000

The remaining expense of the unvested options anticipated to be amortized over the vesting schedule is $394,504

Warrants:

On November 10, 2014, the Company issued an aggregate of 1.2 million warrants to purchase common stock and committed to issue another 800,000 warrants to purchase our common stock. The investors received 200,000 A Warrants to purchase common shares at $1.50 per share for a five year period, 400,000 B Warrants to purchase common shares at $3.00 per share for a five year period and, upon the exercise of no less than 100,000 of the B Warrants, the Company will issue to the investor 400,000 C Warrants to purchase common shares at $3.00 per share. Each of the warrants is exercisable for a five year period from issuance.

A summary of the warrants issued as of December 31, 2014 is as follows:

December 31, 2014
	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding at beginning of period	-	$-	-
Issued	2,000,000	$2.70	$5,400,000
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at end of period	2,000,000	$2.70	$5,400,000
Exercisable at end of period	1,200,000	$2.50	$3,000,000

December 31, 2014
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable

2,000,000	4.83	$2.70	1,200,000

2,000,000	4.83	$2.70	1,200,000

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

The dividend was approved by FINRA and became effective on October 3, 2014, as such, the effects of the dividend have been reflected retroactively in the consolidated financial statements.

The total shares issued and outstanding on December 31, 2014 were 29,703,832.

8. INCOME TAXES

The Company’s income tax provision differs from the amount resulting from the application of the Canadian statutory income tax rate. A reconciliation of the combined Canadian federal and provincial income tax rates, as well as the United States federal and state income tax rates, with the Company’s effective tax rate is as follows:

	Period from January 20, 2014 (date of incorporation) to December 31, 2014
	$	%
Loss before income taxes	(14,727,347)
Combined statutory rate	34.00%
	(5,007,298)	34.00

Permanent differences, non-deductible	-	-
Change in valuation allowance	5,007,298	(34.0)
Deferred income tax provision	-	-

The Company’s Canadian non-capital loss carry-forward and expiration date is as follows:

$4,413,000 – 2034

Deferred income tax asset/(liability)

The tax effects of temporary differences that give rise to significant portions of future tax assets or liabilities are as follows:

As of December 31, 2014
Temporary differences	$-
Non-capital loss carry-forward and other	1,167,000
Less: Valuation allowance	(1,167,000)
$-

At December 31, 2014, the company recorded a 100% valuation allowance against the deferred income tax asset attributed to the non-capital loss due to the uncertainty surrounding its ultimate realization.

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

The Company had 300,000 options and 400,000 warrants outstanding for the period from inception (January 20, 2014) through December 31, 2014, but due to the Net loss they are not included. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net income per share:

For the Period from Inception (January 20, 2014) through December 31, 2014

Net loss	$(14,727,347)

Basic weighted average outstanding shares of common stock	24,717,445
Dilutive effect of common stock equivalents	-
Diluted weighted average common stock equivalents	24,619,799

Net loss per share of voting and nonvoting common stock Basic and Diluted	$(0.60)

10.	RELATED PARTY TRANSACTIONS

Investment in Growlite

As discussed in Note 5, on March 31, 2014, the Company has a 45% equity interest in Growlite Canada for CAD $1 million (approximately USD $900,000). Additionally, the Company made a CAD $3 million (approximately USD $2.7 million) loan and has a CAD $160,000 (approximately USD $140,000) receivable. The loan bears interest at 2% to be paid quarterly, while the entire principle amount and any remaining interest matures March 31, 2024. Prior to the equity investment and loan, Growlite Canada was wholly-owned by Silvio Serrano, who remains the owner of 55% of the ownership interest in Growlite Canada and is Growlite Canada’s President, CEO and sole director. At the time of the transaction, Mr. Serrano held a 6.4% equity interest in the Company (which he currently holds) and served as a vice president and director until he resigned in November 2014. During the year, Growlite advanced Mr. Serrano, his brother and a company controlled by Mr. Serrano $1,635,705 CAD (approximately USD $1,480,000). In addition, during the year, CAD $810,000 (approximately USD $734,000) was advanced by Growlite to NAC Construction Inc. an entity owned by Peter Strang who is an officer and director of the Company and owner of 6.4% of the Company’s common stock.

Legal and Other Services

One of the five shareholders, Mariana Bracic, who is a common law spouse of Ben Ward 9 the CEO and a director of the Company and owner of 6.4% of the Company’s common stock, disclosed in Note 5 as being under a Consulting and Professional services contract also provides legal and other services for the Company. For the period from inception through December 31, 2014, this shareholder was paid, either as an individual or through MBL Legal, an entity controlled by the individual, approximately CAD $125,000 (USD $113,225) for services rendered, which includes the amounts paid under the disclosed contract.

Promissory Notes Made by the Company

At various times throughout the year ended December 31, 2014, Benjamin Ward, the Company’s CEO and a director and owner of 6.4% of the Company’s common stock, advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $334,869 (USD $287,953) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding.

At various times throughout the year ended December 31, 2014, John Esteireiro advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $1,150,000 (USD $988,885) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. John Esteireiro owns 6.4% of the Company’s common stock and served as a director and COO of the Company until his resignation on August 24, 2015.

At various times throughout the year ended December 31, 2014, Silvio Serrano advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed (each of which is described in detail above). On December 15, 2014 these notes, totaling CAD $144,000 (USD $123,826) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. This promissory note remains outstanding as of the date of this Annual Report.

At various times throughout the year ended December 31, 2014, Benedetto Fuschino advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014, these notes, totaling CAD $70,000 (USD $60,193), were consolidated into a one-year interest free note. The note matures December 15, 2015, but the Company may prepay the note upon receiving adequate funding.

At various times throughout the year ended December 31, 2014, Midnight Capital and Scott Keevil advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. On December 15, 2014, these notes, totaling CAD $89,658 (USD $77,097), were consolidated into a one-year interest free note. The note matures December 15, 2015, but the Company may prepay the note upon receiving adequate funding.

The imputed interest amount on the above noted loans totaled CAD $33,505 (USD $28,810). A total of CAD $4,705 was expensed.

On July 4, 2014, the Company issued a promissory note to Wildhaus Capital Schweiz AG, in the amount of USD $1,250,000 to formalize two loans made by Wildhaus Capital Schweiz AG in the amounts of USD $750,000 on June 9, 2014 and USD $500,000 on June 18, 2014, payable upon sufficient capitalization of the company, bearing a ten percent (10%) annual interest rate. On September 30, 2014, the Company reserved 250,000 shares of its common stock to be held as security for the first USD $750,000 loan advance. On August 15, 2014, Wildhaus Capital Schweiz AG agreed to convert USD $750,000 of the debt to equity for the 250,000 shares of the Company’s common stock at a price of USD $3.00 per share, based on the prevailing per share price of similar stock sold during this period. In September 2014, Wildhaus Capital Schweiz AG agreed to convert the remaining USD $500,000 of the debt for an additional 166,667 shares of the Company’s common stock in full satisfaction of the loan amount due under the note.

On November 21, 2014 the Company and 2264793 Ontario Inc., a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000 (USD $515,940) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. The total interest accrued to December 31, 2014 was CAD$35,507. Under a referral agreement signed on November 1, 2014, Crimson Capital Investments, LLC was given 100,000 shares of our common shares as a referral fee for arranging the financing. The fair market value at the time of grant was USD $300,000. This value was used to determine a relative fair market value to be ascribed between the loan and shares and resulted in $124,689 being recorded as a debt discount. The debt discount is being amortized over the original term of the note, the Company recorded an expense of $86,880 in 2014.

In connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,259,222 (approximately USD $3,933,000) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan is evidence by a promissory note that was prepared and dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,259,222 (approximately USD $3,933,000), bearing interest at a rate of 0%.The loan between 2264793 Ontario Inc. and the Company is eliminated on Consolidation and as such, no imputed interest was calculated. 2264793 Ontario Inc. is owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil. 2264793 Ontario Inc. is considered a VIE (please see Note 2 Variable Interest Entities and Principals of Consolidation for further discussion).

During the year, the Company paid NAC Construction, a Company owned by Peter Strang, CAD $ 400,000 ($US 343,960) for work performed on the Brampton property in its role as general contractor. In addition, the Company paid NAC Investments CAD $ 25,594 ($US 22,008) for consulting services.

During the year, Scott Keevil incurred expenses of CAD $ 92,690 ($US 79,704) on behalf of CCC. These monies were primarily expense reimbursements for travel, office supplies and office rental space. At year end, the Company owed Mr. Keevil CAD $1,542 ($US 1,326). In addition, the Company paid Midnight Capital Corp, a Company owned by Mr. Keevil a CAD $50,000 ($US 42,995) consulting fee. At year end, the Company owed Midnight Capital CAD $88,116 ($75,771)

11.	Property, Plant & Equipment

Brampton Property Acquisition Closing

On July 4, 2014, 2264793 Ontario Inc., a consolidated VIE of the Company, closed on the purchase (the “Closing”) of real property located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) pursuant to that certain Agreement of Purchase and Sale (the “Purchase Agreement”) entered into by and between the 2264793 Ontario Inc. and I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd. (collectively, the “Seller”) on April 1, 2014. 2264793 Ontario Inc. acquired the “Brampton Property” for a total consideration of CAD $14,270,730 (USD $13,390,226), which includes the final adjusted purchase price of CAD $13,421,000 (USD $12,592,924) and land transfer taxes and related surcharges totaling CAD $464,000 (USD $435,371). The Brampton Property includes an approximately 312,000 square foot industrial building and is located approximately 23 kilometers (12 miles) from Pearson International Airport, within the Greater Toronto Area.

The Company began renovations to the property during the third quarter. As of December 31, 2014, construction costs incurred are CAD $1,321,003 (USD $1,135,930). These costs were capitalized as Construction in Progress on the Company’s balance sheet for the period ended December 31, 2014.

The medical marijuana regulatory environment in Canada is experiencing significant uncertainty.  Health Canada’s change removing the ready to build approval makes it very difficult and risky for potential medical marijuana licensees to pass the final licensure stage.  The Company continues to consider every avenue of its business plan.  Due to this continued regulatory uncertainty, particularly the changes and delays in medical marijuana licensing process, the Company’s contingency plans may include entertaining the sale of the Brampton Property.  If such transaction were to occur, the Company would consider using proceeds from any such sale to continue pursuing other avenues to achieve our business plan, including potential acquisitions of other medical marijuana licensees and pursuing alternative medical marijuana products and technology, both in Canada and internationally, or another suitable property to replace the Brampton Property.

In connection with the Closing, on July 4, 2014, 2264793 Ontario Inc., a consolidated VIE of the Company, entered into a Mortgage (the “Mortgage”) with Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company to borrow a total of CAD $9.4 million (the “Loan”) (USD $8,083,060). The Loan is secured by a mortgage on the Brampton Property, a corporate guaranty by the Company’s subsidiary Canada Cannabis Corp., as well as personal guaranties by Benjamin Ward, John Esteireiro, Silvio Serrano and Douglass S. Keevil.

The Loan accrues interest at ten percent (10%) per annum and was due in full on July 15, 2015. The Mortgage has not been extended; the Company continues to pay the loan on the same terms on a monthly basis. The Company is required to make monthly interest only payments in the approximate amount of CAD $78,333 (approximately USD $71,000). Approximately CAD $381,212 (approximately USD $345,302) of interest was expensed during the twelve months ended December 31, 2014.

With respect to the individual guarantors:

●	Mr. Ward owns approximately 6.4% of the Company’s common stock and is a Director, the CEO and President of the Company.

●	Mr. Esteireiro owns approximately 6.4% of the Company’s common stock and was formerly a Director and the COO of the Company.

●	Mr. Serrano owns approximately 6.4% of the Company’s common stock and is a Director and a Vice President of the Company.

●	Mr. Keevil owns approximately 4.1% of the Company’s common stock.

Additionally, in connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,953,160 (approximately USD $4,259,222) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan is evidence by a promissory note prepared and dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,953,160 (approximately USD $4,259,222), bearing interest at a rate of 0%.The loan between 2264793 Ontario Inc. and the Company is eliminated on Consolidation and as such, no imputed interest was calculated.

The acquisition of the Brampton Property was also funded in part by personal loans made to the Company by certain related parties. In connection with these loans, the Company issued the following short term promissory notes on July 4, 2014 (collectively, the “Notes”):

●	The Company issued a promissory note to Benjamin Ward in consideration of additional funds advanced in the amount of CAD $318,000 (USD $273,448), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

●

The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $185,000 (USD $160,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof.

In accordance with FIN 46(R), the Company believes that it meets the definition of the primary beneficiary for 2264793 Ontario Inc. and consolidates the entity in its Consolidated Financial Statements. See Note 2 “Variable Interest Entities” and “Principles of Consolidation.

On December 31, 2014, the Company recorded a $250,000 CAD, ($214,975 USD) accrual for remediation and site cleanup of the Brampton Property. This work will include excavation and disposal of impacted dirt, brick, garbage, waste, tires and chemicals.

12.	Legal

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

13.	Subsequent Events

The Company completed a new second mortgage for CAD $2,300,000 in June 2015 for replacing the existing second and third mortgages. The mortgage has a two year term and bears interest at 14%per annum.

During the current fiscal year, the Company has issued 1,450,000 common shares for services and 301,667 shares for a total consideration of $750,000.

The Company borrowed CAD $100,000 on July 28, 2015. The loan bears interest at 10% and was due September 1, 2015. A loan fee of $20,000 was charged and as a result of the loan not being repaid, 50,000 shares are to be issued as a penalty.

Item 9.	changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A.	controls and procedures.

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures are ineffective as of the date of filing this Form 10-K due to limited accounting and reporting personnel and a lack of expertise and segregation of duties due to limited financial resources and the size of our Company. We will need to adopt additional disclosure controls and procedures prior to commencement of material operations. Consistent therewith, on an on-going basis we will evaluate the adequacy of our controls and procedures.

(b)	Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of change in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal controls over financial reporting were ineffective as of December 31, 2014.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and identified the following material weaknesses:

Lack of Segregation of Duties. We have an inadequate number of personnel to properly implement control procedures.

Lack of Disclosure Controls. There is a lack of disclosure controls to ensure adequate disclosures are made in our periodic filings.

Ineffective Oversight of Audit Committee. The Audit Committee has not been created.

Lack of Management Oversight. We have an inadequate oversight over our accounting process.

Inadequate books and records. The Company needs to make changes in its policies and procedures to ensure adequate support is received for all transactions.

Ineffective Reconciliation Process. The Company needs to make changes in its policies and procedures to properly identify and reconcile all transactions in its accounts.

Management is committed to improving its internal controls. Management has hired a third party specialist to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to rules of the SEC that permit is the Company to provide only management’s report in the annual report.

(c)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	other information.

The disclosure required by this item is included in paragraph (b) of Item 1 hereof, “Material Transactions” and is incorporated herein by reference.

PART III

Item 10.	directors, executive officers, and corporate governance.

Our current executive officers and directors and their ages are as follows:

Name	Age	Position
Benjamin Ward	35	President, CEO, Director
Peter Strang	47	Vice President, Director
Dale Rasmussen	64	Director
Richard Wachsberg	49	Director

Set forth below is information relating to the business experience of each of our directors and executive officers.

Benjamin Ward

Benjamin Ward has served as the President, CEO and Director of the Company and its predecessor, Canada Cannabis Corp., since the inception of the latter on January 20, 2014. Mr. Ward is a management professional who has gained extensive experience in international development and community development organizations over the course of his career. From June 2011 to January 2014, Mr. Ward served as President, CEO and Director of Joshua Gold Resources Inc. (and previously served for a brief period as its CFO and Treasurer). Mr. Ward holds a Bachelor’s Degree from Heritage Baptist College and Theological Seminary and a Master of Business Administration from the Bradford University School of Management located in Bradford, England.

Peter Strang

Peter Strang has served as Vice President of Real Estate of the Company and its predecessor, Canada Cannabis Corp., since the inception of the latter on January 20, 2014. Mr. Strang also served as a Director of CCC from its inception until May 14, 2014 and serves as a Director of the Company since the effectiveness of his appointment on June 10, 2014. Previously, from March 2011 to June 2012, Mr. Strang served as a Director and consultant to Paymobile, Inc., a company providing mobile money transfer services. Mr. Strang is the owner of NAC Investments Inc. and NAC Construction Inc.

Dale Rasmussen

Dale Rasmussen was appointed as a Director of the Company, effective June 10, 2014.He has more than 25 years of experience in the Energy and Alternative Energy Industries. He is considered a leading authority in this area. During his career, Mr. Rasmussen has served on the Board of over a dozen private and public companies (serving as the Chairman of three). Three companies that were co-founded by Mr. Rasmussen reach market capitalization of over half a billion U.S. dollars each.

Mr. Rasmussen is currently the Chairman of Digi Holdings. He is also a board member of West Mountain Gold, a publicly traded company, and Greenwood Energy. Mr. Rasmussen severs as a consultant to several other growth companies either considering or on the path to becoming publicly traded enterprises. Mr. Rasmussen served as the Chairman of the Board of Quantum Fuel System Technologies Worldwide from 2002 to 2012, and served on its Board of Directors beginning in 2000. Mr. Rasmussen’s responsibilities with Quantum included acquisitions, joint venture, strategic alliances and investor and shareholder relations. Mr. Rasmussen was a founding member of the Board of Directors of Fisker Automotive and served as the Chairman of the Board since its formation in November 2007 until February 2010. Fisker Automotive was co-founded by Quantum and Henrick Fisker and was awarded a $528.7 million loan by the U.S. Department of Energy to develop and manufacture plug-in hybrid vehicles, including the Fisker Karma. Mr. Rasmussen was the Senior Vice President and Secretary of IMPCO Technologies (now Fuel Systems Solutions) from 1989 through 2005, joining the company in 1984 as Vice President of Finance and Administration and Corporate Secretary. IMPCO was the parent company of Quantum Technologies prior to its spin-off in 2002. While at IMPCO, Mr. Rasmussen’s area of expertise was mergers and acquisitions, strategic planning and investor relations. During his years at IMPCO, the company experiences a compound annual growth rate of approximately 30 percent. Prior to joining IMPCO, Mr. Rasmussen was a commercial banker for twelve years at two banks where he was responsible for managing the banks’ investment portfolio, branch and corporate development and served as the corporate secretary. Mr. Rasmussen is a graduate of Western Washington University, where he received the award as marketing student of the year. He is also a graduate of Pacific Coast Banking School, University of Washington.

Richard Wachsberg

Richard Wachsberg was appointed as a Director of the Company on January 12, 2015. Mr. Wachsberg is co-founder and Chairman of Apollo Health and Beauty Care, the leading private label and control label personal care manufacturer in Canada with distribution throughout North and South America, Mexico, Europe, and Asia. Apollo Health and Beauty Care has been awarded the distinction of being one of Canada’s 50 Best Managed Companies from 2003 to 2014 and has earned 50 Best Managed Company Platinum status since 2010. Additionally, he is actively involved in stewarding and supporting health care and primary care efforts in the Canadian health care industry and is further invested in same through his charitable endeavors.

Directors

Our bylaws authorize no less than one (1) Director. We currently have set the number of Directors at five (5) and have yet to fill a vacancy recently created due to the resignation of former director John Esteireiro.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Significant Employees

We have no significant employees other than our officers.

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2014, with the exception of the failure of each of Messrs. Ward, Esteireiro, Strang, and Rasmussen to timely file a Form 3 with respect to the appointment of each as a Director and, as applicable, an executive officer of the Company. As of the date of filing of this Annual Report, the Company is in process of arranging for a Form 3 filing to reflect each of the aforementioned appointments, which are expected to be filed on behalf of each respective party imminently.

Committee of the Board of Directors

Our board of directors has established three (3) standing committees: (1) the Compensation Committee, (2) the Audit Committee and (3) the Nominating and Corporate Governance Committee. Each committee operates under a charter that has been approved by the board of directors and which will be available upon request to us.

Audit Committee

We plan to fill our Audit Committee after the current board is expanded.

Our Audit Committee will be authorized, among other duties and powers as provided for in its Charter, to:

●	provide assistance to our board of directors in its oversight of the integrity of our accounting and financial reporting processes and of the audits of our financial statements;

●	provide assistance to our board of directors in its oversight of our compliance with legal and regulatory requirements;

●	provide assistance to our board of directors in its oversight of our outside auditor’s independence and qualifications;

●	provide assistance to the board of directors in its oversight of the performance of our internal audit function and outside auditors;

●	directly appoint, retain or terminate, compensate, and oversee and evaluate our outside auditors, and to approve all audit engagement fees and terms;

●	prior to the initial engagement of any public accounting firm to be our outside auditors, to obtain and review a written report from such firm regarding all relationships between such firm or its affiliates and the Company or persons in a financial reporting oversight role at the Company;

●	pre-approve and/or adopt policies governing audit committee pre-approval of, all audit services to be provided by our outside auditor;

●	pre-approve and/or adopt policies governing audit committee pre-approval of, all permitted non-audit services and related fees to be provided by the outside auditors;

●	review with management, our outside auditors and our internal auditors the adequacy of our internal controls, including computerized information system controls and security; and

●	review with management, our outside auditors and our internal auditors any related significant finding and recommendations of the outside auditors and/or the internal auditors together with management responses thereto.

Compensation Committee

We plan to fill a compensation committee after the board is expanded. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers. The compensation committee would also administer any future incentive compensation plans, and recommend and approve grants of stock options, restricted stock and other awards under any such plan.

Nominating and Corporate Governance Committee

We plan to fill a nominations and governance committee after the board of directors is expanded. The purpose of the nominations and governance committee would be to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties would also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our officers, directors and employees. The code of ethics remains in effect following the Merger on May 21, 2014. A copy of our code of ethics will be provided without charge upon written request to us by mail or on our website. Any amendments to or waivers to the application of our code of ethics must be made by our Board of Directors and will be promptly disclosed on our website or in a current report on Form 8-K.

Item 11.	executive compensation.

We reimburse our directors for expenses incurred in connection with attending board meetings but we did not pay our directors fees or other cash compensation for services rendered as a director during the fiscal year 2014.

Our executive officers are currently earning compensation. The following table sets forth information, with respect to the Company, concerning all cash and non-cash compensation awarded to or earned by the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Benjamin Ward, CEO, President and Director	2014	120,000	--	--	--	--	--	--	120,000
John Esteireiro, Former COO and Director (3)	2014	120,000	--	--	--	--	--	--	120,000
Peter Strang, VP and Director	2014	120,000	--	--	--	--	--	--	120,000
Silvio Serrano, Former VP and Director (4)	2014	110,000	--	--	--	--	--	--	110,000

(1)	Our predecessor, Canada Cannabis Corp., was not formed until January 20, 2014. Therefore, no historical compensation numbers exist from prior years.
(2)	While the Summary Compensation Table presents the compensation earned by each named executive under their respective agreements during the calendar year 2014, the entire amount of compensation reported was not paid to the named executives. Instead, each named executive was paid only CAD $40,000 (approximately USD $32,000), representing the compensation earned by that executive during the initial four (4) months of the Company. Each named executive has waived all rights to all remaining unpaid compensation earned for services rendered during the calendar year 2014, totaling an aggregate of approximately USD $414,000 in uncompensated contributed services. Salary and Total Compensation are expressed in CAD (CAD $ 120,000 is approximately USD $95,000).
(3)	Mr. Esteireiro resigned from his position as a director and vice president of the Company, effective August 24, 2015.
(4)	Mr. Serrano resigned from his position as a director and vice president of the Company, effective November 19, 2014.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by our Company for the benefit of our employees.

Consulting Agreements

Canada Cannabis Corp. entered into Consulting Agreements with each of Benjamin Ward, John Esteireiro, Peter Strang, and Silvio Serrano (the “Consulting Agreements”).Pursuant to the terms of the Consulting Agreements, each of the consultants will provide certain services to the Company customary to that consultant’s position. Such services will be provided at the direction of the Company’s CEO or, in the case of Benjamin Ward, at the direction of the Company Board of Directors.

Employment Agreements

Canada Cannabis Corp. entered into an Employment Agreement with Benjamin Ward (the “Employment Agreement”).The Employment Agreement replaces the Consulting Agreement Mr. Ward previously entered into with the Company, which terminated with execution of the Employment Agreement. Pursuant to the terms of the Employment Agreement, Mr. Ward continues in his role as CEO with a salary of CAD $120,000 per year, in addition to being eligible to earn achievement based bonuses in the discretion of the Board of Directors. The Company has agreed to indemnify Mr. Ward for all acts or decisions made by him in good faith while performing services for the Company. The Company may terminate Mr. Ward’s employment for convenience upon one year’s written notice, or by payment in lieu of notice of one year of salary. Additionally, Mr. Ward’s Employment Agreement includes customary confidentiality and non-compete provisions.

On September 8, 2014 the Company entered into 5 year employment agreements with Aubrey Bradley, Sheldon Aberman and Nathan Nienhaus employing them as officers of the Company. The agreements provide for common shares to be issued in addition to performance bonuses. The Company may terminate the agreements by payment in lieu of notice of two times their salary for the remainder of the contract plus earned bonuses. The agreements provide for salary to be accrued at the rate of CAD $12,500 (approximately USD $11,300) for Mr. Bradley and Aberman until CCC receives a License to Cultivate under the Health Canada MMPR at which point the accrued amounts are due and payable in 15 days. Mr. Nienhaus’s agreement is CAD $14,000 (approximately USD $12,600) monthly. Concurrent with the License to Operate issued by Heath Canada there is a salary increase to CAD $16,667 (approximately USD $15,100) for all three employees for the remainder of the Contract. All three are eligible to earn achievement based bonuses and are all eligible to receive 600,000 shares over a 4 year period. The Company has agreed to indemnify the employees for all acts or decisions made by them in good faith while performing services for the Company.

Item 12.	security ownership of certain beneficial owners and management and related stockholder matters.

The following table lists, as of September 28, 2015, the number of shares of our common stock that are beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 31,455,499 shares of our common stock and issued and outstanding as of September 28, 2015.

Name and Address of Beneficial Owner (1)	Amount of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Benjamin Ward (2)	2,000,000	6.4%
John Esteireiro	2,000,000	6.4%
Peter Strang (2)	2,000,000	6.4%
Silvio Serrano	2,000,000	6.4%
Richard Wachsberg (3)	700,000 (4)	2.2%
Dale Rasmussen (3)	200,000	* %
All executive officers and directors as a group (a total of 4 people)	4,900,000	15.6%

*	Less than 1%
(1)	Unless otherwise stated, the address for each beneficial owner is c/o Canadian Cannabis Corp., 100 Rutherford Road South, Brampton, ON, Canada L6W 2J2.
(2)	The person listed is an executive offer and director of the Company.
(3)	The person listed is a director of the Company.
(4)	Includes 600,000 shares of common stock issuable upon the exercise of warrants currently exercisable. Does not include 400,000 shares of common stock issuable upon the exercise of warrants, the issuance of which remains subject to certain vesting conditions.

Item 13.	certain relationships and related transactions, director independence.

Related Party Transactions

Growlite Investment

On March 31, 2014, CCC entered into an investment agreement and loan agreement (collectively, the “Growlite Investment Agreement”) with 2393245 Ontario Inc. c.o.b. Growlite Canada (“Growlite”) and Silvio Serrano (“Serrano”), the owner of 100% of Growlite at that time. Mr. Serrano is a former Director and VP of the CCC. Pursuant to the terms of the Growlite Investment Agreement, CCC obtained a 45% ownership interest in Growlite in consideration of an equity cash investment in the amount of CAD $1,000,000 (approximately USD $900,000). Additionally, the Company made a loan to Growlite in the amount of CAD $3,000,000(approximately USD $2.7 million) (the “Loan”) and has an additional receivable of CAD $160,000 (approximately USD $140,000).

Silvio Serrano is the primary beneficiary of Growlite as he meets the power criterion by making all of the ongoing operating decisions for the company, is in control of the bank account and is responsible for driving the company’s sales and marketing strategy. Mr. Serrano also meets the losses/benefits criterion by having both the right to receive benefits and the obligation to absorb losses through his 55% ownership of the company. Given these facts CCC accounts for its Growlite though the equity method of accounting and does not consolidate Growlite in its financial statements.

During the course of our audit for the fiscal year ended December 31, 2014, we reviewed the unaudited financial statements of Growlite. During our review, we discovered that the proceeds from the Loan were used by Growlite to make loans and advances to third parties and related parties (collectively, the “Growlite-Made Advances”) for purposes other than to benefit the Growlite business (see Notes 5 and 10 of the Notes to Consolidated Financial Statements in Item 8 above). While the Company believed that use of the Loan proceeds would be limited to benefiting the Growlite business, the Growlite Investment Agreement did not contain any restrictions on the use of proceeds. At this time, we cannot determine whether Growlite will be repaid all or any portion of the Growlite-Made Advances. Additionally Growlite has not made required quarterly interest payments on the Loan and is therefore in default of the Growlite Investment Agreement.

In response to these findings, the Company recently renegotiated with Growlite to collateralize the Loan by entering into a Security Agreement (the “Security Agreement”) by and between our subsidiary, Canada Cannabis Corp., and 2393245 Ontario Inc. c.o.b. Growlite Canada, made effective as of March 31, 2014, the date of the Loan. Pursuant to the Security Agreement, we have secured a portion of the Loan by obtaining from Growlite a general security interest over all of Growlite’s existing and future property, including tangible and intangible property, equipment, inventory, receivables, accounts, and the proceeds of all of the foregoing. Based on the Growlite financial statements, the Security Agreement secured approximately one-third of the entire Loan amount. Subsequent to this analysis the Company was informed that a manufacturer’s defect has been identified in Growlite’s most popular fixture that has resulted in the request for all customers to stop using the product. Given the uncertainty of the value of the remaining inventory and the financial and reputational harm Growlite will incur, the Company has determined that the collateral is likely worthless and provides very little security for the Loan and has thus chosen to write down its investment to zero and fully provide for the loan and receivable due from Growlite. The preceding description of the Security Agreement is incomplete and qualified in its entirety by reference to the complete text of the Security Agreement, which is attached hereto as an Exhibit.

Silvio Serrano is currently the owner of 55% of the ownership interest in Growlite and is Growlite’s President, CEO and sole director. Mr. Serrano also holds 6.4% of the Company’s common stock and was a Vice President of the Company and a Director until his resignation from both positions, effective November 19, 2014.

General Operating Loans from Officers, Directors, and/or Shareholders

In February 2014, John Esteireiro, a founding shareholder of Canada Cannabis Corp., advanced a short-term loan in the amount of $500,000 to Canada Cannabis Corp. to cover operational expenses. The loan was paid in full in March 2014, including interest paid in the amount of approximately $2,000. Mr. Esteireiro owns 6.4% of the Company’s common stock and is a former Director and the COO of the Company.

On May 20, 2014, Benjamin Ward advanced a short-term loan in the amount of USD $228,111 to the Company to cover expenses related to the Transfer Agreement. The loan is interest free and no formal terms were documented. However, the Company intends to repay the loan upon receipt of adequate funds to do so. The outstanding balance of this loan was consolidated into a single note on December 15, 2014, as further described below. Mr. Ward owns 6.4% of the Company’s common stock and is the CEO, President and a Director of the Company.

On June 26, 2014, the Company issued a promissory note to Mr. Esteireiro for funds advanced by Mr. Esteireiro to the Company as a short term note in the amount of CAD $150,000 (USD $141,000) bearing a zero percent annual interest rate. The outstanding balance of this loan was consolidated into a single note on December 15, 2014, as further described below. Mr. Esteireiro currently owns 6.4% of the Company’s common stock and is a former Chief Operating Officer and Director of the Company.

Brampton Property-Related Transactions and Loans Involving Officers, Directors, and/or Shareholders

In connection with various earnest money deposits made by the Company in relation to the acquisition of the Brampton Property, which deposits were funded in part by personal loans made to the Company by certain related parties, the Company issued the following promissory notes dated June 18, 2014:

●	The Company issued a promissory note to Benjamin Ward in consideration of funds advanced in the approximate amount of CAD $378,000 (approximately USD $354,000), interest free, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. The outstanding balance of this loan was consolidated into a single note on December 15, 2014, as further described below. Mr. Ward owns approximately 6.4% of the Company’s common stock and is a Director, the CEO and President of the Company.

●	The Company issued a promissory note to John Esteireiro in consideration of funds advanced in the amount of CAD $1,050,000 (approximately USD $984,000), interest free, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. The outstanding balance of this loan was consolidated into a single note on December 15, 2014, as further described below. Mr. Esteireiro owns approximately 6.4% of the Company’s common stock and is a former Director and COO of the Company.

●	The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $75,000 (approximately USD $70,000), interest free, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. The Company repaid the amount due under the note in full to Mr. Serrano on July 30, 2014 and the note was cancelled. Mr. Serrano owns approximately 6.4% of the Company’s common stock and was a Vice President of the Company and a Director until his resignation from both positions, effective November 19, 2014.

In connection with the acquisition of the Brampton Property in July of 2014, financing in the amount of CAD $9,400,000 (approximately USD $8.1 million) (the “Loan”) was incurred by 2264793 Ontario Inc., an affiliated company that is consolidated as a VIE (owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil) that holds title to the Brampton Property, which is secured primarily by mortgage on the Brampton Property. As the Company will be the primary benefactor of the Brampton Property, the Company makes the monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000) each, which began on August 15, 2014. The monthly interest payments on the Loan are partially offset with rental income in the amount of approximately CAD $700,000 (approximately USD $657,000) per year from existing leases of areas of the Brampton Property not presently required for our operations. During the fiscal year ended December 31, 2014, the Company has expended amounts totaling CAD $522,917 in connection with the Loan on the Brampton Property. Mr. Ward owns 6.4% of the Company’s common stock and is the CEO, President and a Director of the Company. Mr. Esteireiro owns 6.4% of the Company’s common stock and is a former Director and COO of the Company. Mr. Serrano owns 6.4% of the Company’s common stock, and was a Vice President of the Company and a Director until his resignation from both positions, effective November 19, 2014.

In connection with the acquisition of the Brampton Property, which was funded in party by personal loans made to the Company, the Company issued the following promissory notes dated July 4, 2014:

●	The Company issued a promissory note to Benjamin Ward in consideration of funds advanced in the amount of CAD $318,000 (approximately USD $298,000), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. The outstanding balance of this loan was consolidated into a single note on December 15, 2014, as further described below. Mr. Ward owns approximately 6.4% of the Company’s common stock and is a Director, the CEO and President of the Company.

●	The Company issued a promissory note to Silvio Serrano in consideration of funds advanced in the amount of CAD $144,000 (approximately USD $123,826), with no interest, payable upon sufficient capitalization of the company and due in full sixty (60) days from the date thereof. This promissory note remains outstanding as of the date of this Annual Report. Mr. Serrano owns approximately 6.4% of the Company’s common stock and was a Vice President of the Company and a Director until his resignation from both positions, effective November 19, 2014.

Additionally, in connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,953,160.42 (approximately USD $3,933,000) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan is evidence by a promissory note that was prepared and dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,953,160.42 (approximately USD $3,933,000), bearing interest at a rate of 0%. The preceding description of the Down Payment Loan is incomplete and qualified in its entirety by reference to the complete text of the Down Payment Loan promissory note, which is attached hereto as an Exhibit.

On July 4, 2014, the Company issued a promissory note to Benjamin Ward for additional funds advanced by Mr. Ward to the Company as a short term note in the amount of CAD $214,000 (USD $196,000), payable upon sufficient capitalization of the company, bearing a zero percent interest rate. The outstanding balance of this loan was consolidated into a single note on December 15, 2014, as further described below. Mr. Ward owns approximately 6.4% of the Company’s common stock and is a Director, the CEO and President of the Company. The preceding description of the promissory note is incomplete and qualified in its entirety by reference to the complete text of the promissory note, which is attached hereto as an Exhibit.

On November 21, 2014 the Company and 2264793 Ontario Inc., an affiliated company that is consolidated as a VIE (owned by several of our directors, officers, and shareholders: Benjamin Ward, John Esteireiro, Silvio Serrano, and Scott Keevil), jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000 (USD $515,940) to be used for various expenses related to the Brampton Property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in full in June 2015. Under a referral agreement signed on November 1, 2014, Crimson Capital Investments, LLC was paid 100,000 shares of our common stock as a referral fee for arranging the financing. The fair market value at the time of grant was $300,000. This value was used to determine a relative fair market value to be ascribed between the loan and shares and resulted in $189,698 being recorded as a debt discount. The debt discount is being amortized over the original term of the note, the Company recorded an expense of $86,880 in 2014.

Ben Ward, owner of 6.4% of the Company’s common stock and a director and the CEO of the Company, owns 25% of 2264793 Ontario Inc. and serves as its Secretary. John Esteireiro, who owns 6.4% of the Company’s common stock and formerly served as a director and the COO of the Company, owns 25% of 2264793 Ontario Inc. Silvio Serrano, who owns 6.4% of the Company’s common stock and formerly served as a director and a vice-president of the Company, owns 25% of 2264793 Ontario Inc. Scott Keevil also owns 25% of 2264793 Ontario Inc. and serves as its President & CEO. Mr. Keevil owns 4.1% of the Company’s common stock.

Issuance of Company Equity to Directors

On November 10, 2014 the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Richard Wachsberg. Pursuant to the Subscription Agreement, Mr. Wachsberg paid a total purchase price of $150,000 in return for the Company issuing 100,000 shares of our common stock, 200,000 A Warrants to purchase common shares at $1.50 per share, 400,000 B Warrants to purchase common shares at $3.00 per share and, upon the exercise of no less than 10,000 of the B Warrants, the Company will issue to the investor 400,000 C Warrants to purchase common shares at $3.00 per share. Each of the warrants is exercisable for a five year period from issuance. Mr. Wachsberg was subsequently appointed to our Board of Directors and remains a Director.

Consolidation of Loans from Officers, Directors, and/or Shareholders

At various times throughout the year ended December 31, 2014, Benjamin Ward advanced amounts to the company in the form of short-term loans to help the company with operating capital as needed (each of which is described in detail above). On December 15, 2014 these notes, totaling CAD $334,869 (USD $287,953) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. This promissory note remains outstanding as of the date of this Annual Report. Mr. Ward owns approximately 6.4% of the Company’s common stock and is a Director, the CEO and President of the Company. The preceding description of the promissory note is incomplete and qualified in its entirety by reference to the complete text of the promissory note, which is attached hereto as an Exhibit.

At various times throughout the year ended December 31, 2014, John Esteireiro advanced amounts to the company in the form of short-term loans to help the company with operating capital as needed (each of which is described in detail above). On December 15, 2014 these notes, totaling CAD $1,150,000 (USD $988,885) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. This promissory note remains outstanding as of the date of this Annual Report. Mr. Esteireiro owns approximately 6.4% of the Company’s common stock and is a former Director and COO of the Company. The preceding description of the promissory note is incomplete and qualified in its entirety by reference to the complete text of the promissory note, which is attached hereto as an Exhibit.

At various times throughout the year ended December 31, 2014, Silvio Serrano advanced amounts to the company in the form of short-term loans to help the company with operating capital as needed (each of which is described in detail above). On December 15, 2014 these notes, totaling CAD $144,000 (USD $123,826) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. This promissory note remains outstanding as of the date of this Annual Report.

Other Transactions with Officers, Directors, and/or Shareholders

During the year, the Company paid NAC Construction, a Company owned by Peter Strang, CAD $400,000 (USD $343,960) for work performed on the Brampton property in its role as general contractor. In addition, the Company paid NAC Investments, also owned by Mr. Strang CAD $25,594 (USD $22.008) for consulting services. Mr. Strang is a Vice President and Director of the Company and owns approximately 6.4% of the Company’s common stock. Mr. Strang owns 6.4% of the Company’s common stock and serves as a director and a vice-president of the Company.

During the year, Scott Keevil incurred expenses of CAD $92,690 (USD $79,704) on behalf of CCC. These monies were primarily expense reimbursements for travel, office supplies and office rental space. At year end, the Company owed Mr. Keevil CAD $1,542 (USD $ 1,326). In addition, the Company paid Midnight Capital Corp, a Company owned by Mr. Keevil a CAD $50,000 (USD $42,995) consulting fee. At year end, the Company owed Midnight Capital CAD $88,116 (USD $75,771). Scott Keevil owns approximately 4.1% of the Company’s common stock and is a 25% owner of 2264793 Ontario Inc. (a consolidated VIE of the Company) and serves as its President & CEO.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

While we are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association, two (2) members of our board of directors (Dale Rasmussen and Richard Wachsberg) meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.	principal accounting fees and services.

As discussed in Item 7 of Part II of this Annual Report, in connection with the Merger, the control and management of the Company was wholly changed. Additionally, following the merger, the Company dismissed the accounts engaged by prior management, Li and Company, PC (with which current management had no dealings) and appointed Hartley Moore Accountancy Corporation (“HMAC”), effective July 7, 2014. As such, current management does not have access to records confirming any of the fees billed by Li and Company, PC. Accordingly, the following table sets forth the aggregate fees billed to us by HMAC, the Company’s independent registered public accounting firm during the fiscal years ended December 31, 2014 as if the Company was a new reporting company as of Canada Cannabis Corp.’s date of inception (January 20, 2014):

2014
Audit Fees (1)	$107,750
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total Fees Paid to Auditor	$107,750

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees".
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	There were no fees that were classified as All Other Fees as of the fiscal years ended December 31, 2013 and 2012.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair the accountants’ independence from us. The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) which sets forth the procedures and the conditions pursuant to which services to be performed by the independent accountants are to be pre-approved. Pursuant to the Policy, certain services described in detail in the Policy may be pre-approved on an annual basis together with pre-approved maximum fee levels for such services. The services eligible for annual pre-approval consist of services that would be included under the categories of Audit Fees, Audit-Related Fees and Tax Fees in the above table as well as services for limited review of actuarial reports and calculations. If not pre-approved on an annual basis, proposed services must otherwise be separately approved prior to being performed by independent accountants. In addition, any services that receive annual pre-approval but exceed the pre-approved maximum fee level also will require separate approval by the entire Board acting as our Audit Committee prior to being performed. The Audit Committee, may delegate authority to pre-approve audit and non-audit services to any member, but may not delegate such authority to management. The tax services represent $0, or 0% of the total for audit related fees, tax fees and all other fees paid during the fiscal year ending December 31, 2014.

PART IV

Item 15.	exhibits, financial statements, and schedules.

(a)	1.	The information required by this item is included in Item 8 of Part II of this Annual Report.

	2.	The information required by this item is included in Item 8 of Part II of this Annual Report.

	3.	INDEX TO EXHIBITS

Exhibit	Description

*2.1	Merger Agreement, by and among the Company, 2418146 Ontario Inc. and Canada Cannabis Corp., entered into on May 14, 2014

*2.2	Business Transfer and Indemnity Agreement by and between the Company and Tatum L, Morita, entered into on May 14, 2014

*2.3	Articles of Amalgamation

*3.1	Certificate of Incorporation, as amended July 16, 2014

*3.2	By-laws

10.1	Form of Subscription Agreement by and among Canadian Cannabis Corp. and various accredited investors dated November 10, 2014

10.2	Promissory Note, by and among 2264793 Ontario Inc., Canadian Cannabis Corp. and Crimson Capital, LLC, entered into on November 21, 2014

10.3	Referral Agreement, by and between Canadian Cannabis Corp. and Crimson Capital Investments, LLC, entered into on November 1, 2014

10.4	Promissory Note, by and between 2264793 Ontario Inc. and Canadian Cannabis Corp., entered into on December 31, 2014

10.5	Security Agreement, by and between Canada Cannabis Corp. and 2393245 Ontario Inc. c.o.b. Growlite Canada, made effective as of March 31, 2014

*10.6	Agreement of Purchase and Sale, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on April 1, 2014

*10.7	Extension Letter, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on May 16, 2014

*10.8	Mortgage, by and among 2264793 Ontario Inc., Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company, entered into on July 4, 2014

*10.9	Consulting Agreement, in the form entered into by and between Canada Cannabis Corp. and each of Benjamin Ward, John Esteireiro, Peter Strang, and Silvio Serrano, each dated January 21, 2014

*10.10	Employment Agreement, entered into by and between Canada Cannabis Corp. and Benjamin Ward, dated March 21, 2014

*10.11	Acquisition Agreement, by and among Canada Cannabis Corp., 2393245 Ontario Inc. c.o.b. Growlite Canada and Silvio Serrano, entered into on March 31, 2014

*10.12	Loan Agreement, by and between Canada Cannabis Corp. and 2393245 Ontario Inc. c.o.b. Growlite Canada, entered into on March 31, 2014

*10.13	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward, entered into on June 18, 2014

*10.14	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro, entered into on June 18, 2014

*10.15	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on June 18, 2014

*10.16	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro, entered into on June 26, 2014

*10.17	Promissory Note, by and between Canadian Cannabis Corp. and Wildhaus Capital Schweiz AG, entered into on July 4, 2014

*10.18	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward in the principal amount of CAD $318,000, entered into on July 4, 2014

*10.19	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on July 4, 2014

10.20	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward in the principal amount of CAD $334,869, entered into on December 15, 2014

10.21	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro in the principal amount of CAD $1,150,000, entered into on December 15, 2014

10.22	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano in the principal amount of CAD $144,000, entered into on December 15, 2014

10.23	Promissory Note, by and between Canadian Cannabis Corp. and Benedetto Fuschino in the principal amount of CAD $70,000, entered into on December 15, 2014

10.24	Promissory Note, by and between Canadian Cannabis Corp. and Scott Keevil in the principal amount of CAD $89,658, entered into on December 15, 2014

†31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
†	Filed herewith
‡	Furnished herewith

(b)	Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 2, 2015.

Canadian Cannabis Corp.

By:	/s/ Benjamin Ward
Benjamin Ward
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Chief Accounting Officer), President and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 2, 2015.

SIGNATURE	TITLE

/s/ Benjamin Ward	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer,
Benjamin Ward	and Principal Accounting Officer), President and Director

/s/ Peter Strang	Vice President and Director
Peter Strang

/s/ Dale Rasmussen	Director
Dale Rasmussen

