Form 10-Q
period 2015-03-31
CANADIAN CANNABIS CORP.
filed 2018-11-15
CIK 1532424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

As of November 9, 2018 there were 48,428,280 shares of common stock, par value $0.000001, issued and outstanding.

CANADIAN CANNABIS CORP.

FORM 10-Q

For the Period ended March 31, 2015

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. Financial Statements and Notes

CANADIAN CANNABIS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31,2014
ASSETS
Current Assets
Cash	$3,471	$17,813
Total Current Assets	3,471	17,813

Other Assets
Assets of discontinued operations, net	14,875,779	15,018,962
Total Other Assets	14,875,779	15,018,962
Total Assets	$14,879,250	$15,036,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,031,976	$1,384,458
Accounts payable and accrued liabilities, related parties	62,659	-
Liabilities of discontinued operations	13,366,784	10,244,970
Total Current Liabilities	14,461,419	11,629,428
Total Liabilities	14,461,419	11,629,428

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.000001 par value; 5,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.000001 par value; 95,000,000 shares authorized; 29,910,165 issued and outstanding	30	30
Additional paid-in-capital	17,708,598	17,186,417
Accumulated other comprehensive income (loss)	(791,857)	948,247
Accumulated deficit	(16,150,898)	(14,379,305)
Total Canadian Cannabis Corp. Stockholders’ Equity	765,873	3,755,389
Non-controlling interest in consolidated variable interest entity	(348,042)	(348,042)
Total Shareholders’ Equity	417,831	3,407,347
Total Liabilities and Stockholders’ Equity	$14,879,250	$15,036,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN CANNABIS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the three months ended March 31, 2015 and 2014

	For the three months ended,
	March 31, 2014	March 31, 2014
OPERATING EXPENSES:
General and administrative	447,872	182,739
Total operating expenses	447,872	182,739

Loss from continued operations	(447,872)	(182,739)

Net loss from continued operations	(447,872)	(182,739)
Net loss from discontinued operations	(1,323,721)	(797,994)
Net loss	$(1,771,593)	$(980,733)

Basic earnings and fully diluted per common share
Continued operations	$(0.02)	$(0.16)
Discontinued operations	$(0.04)	$(0.72)
Loss per share - Basic and Diluted	$(0.06)	$(0.89)

Basic and fully diluted weighted average number of shares outstanding	29,843,749	1,107,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANADIAN CANNABIS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2015 and 2014

	For the three months ended,
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss including non-controlling interests	(1,771,593)	(4,217,422)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on investment in consolidated subsidiary
Net cash flow (used in) provided by operating activities from continuing operations	(179,387)	(9,358)
Net cash flow (used in) provided by operating activities from discontinuing operations	143,183	1,557,455
Net cash (used in) provided by operating activities	(1,807,797)	(2,669,325)

Cash flows from investing activities:
Loss on investment in consolidated subsidiary
Net cash flow (used in) provided by investing activities from discontinuing operations	-	(6,492,141)
Net cash (used in) provided by investing activities	-	(6,492,141)

Cash flows from financing activities:
Loss on investment in consolidated subsidiary
Net cash flow (used in) provided by financing activities from discontinuing operations	3,533,559	9,367,039
Net cash (used in) provided by financing activities	3,533,559	9,367,039
Effect of exchange on cash and cash equivalents	(1,740,104)	5,379
Change in cash and cash equivalents	(14,342)	210,952

Cash and cash equivalents at beginning of period	$17,813	$-
Cash and cash equivalents at end of period	$3,471	$210,952

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,951
Noncash investing and financing activities:
Deposits for acquisition of property funded by shareholders	$-	$913,100
Issuance of common stock for prepaid services	$-	$867,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canadian Cannabis Corp. and Subsidiaries

Notes to Consolidated Financial Statements

For The Three Months Ended March 31, 2015 and 2014

The results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and cash flows and for the related periods presented have been made.

1. NATURE OF OPERATIONS, HISTORY AND PRESENTATION

Nature of Operations

Canadian Cannabis Corp. (“CCC”, “the Company” “we” or “us”) was originally incorporated on September 19, 2011, under the laws of the State of Delaware as Gold Party Payday, Inc. At that time, the Company’s business operations consisted of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to the Company at a discount, after which the Company resold the items to refineries.

Canada Cannabis Corp. was incorporated in the Province of Ontario, Canada on January 20, 2014. Canada Cannabis Corp. planned to cultivate and distribute medical marijuana in Canada pursuant to a license which was expected to be issued by Health Canada. Canada Cannabis Corp.’s planned business was to cultivate Cannabis for medical marijuana purposes and distribute directly to patients throughout Canada and export to international markets, where an existing framework and legislation existed for medical marijuana.

On May 21, 2014, the Company consummated a merger agreement (the “Merger Agreement”) with 2418146 Ontario Inc., an Ontario (Canada) corporation (“GPAY Sub”), which was our wholly-owned subsidiary formed for purposes of consummating the Merger Agreement, and Canada Cannabis Corp. Pursuant to the terms of the Merger Agreement, Canada Cannabis Corp. and GPAY Sub executed and filed Articles of Amalgamation pursuant to the Ontario Business Corporations Act to consummate the amalgamation. Pursuant to the terms of the Merger Agreement, the company resulting from the amalgamation (“CCC-Sub”) is a wholly-owned subsidiary of the Company and retained the Canada Cannabis Corp. name and business, and each of the predecessor companies ceased. Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common stock of Canada Cannabis Corp. held by its Shareholders for shares of common stock of the Company on a 1:19.5 basis. At the closing of the Merger Agreement, there were approximately 19,822,635 shares of Canada Cannabis Corp. common stock outstanding, which were exchanged for 1,016,503 new shares of the Company’s common stock, par value of $0.000001 per share. Prior to the merger, Gold Party Payday, Inc. had 333,350 shares of common stock issued outstanding and no preferred stock. After the effects of the merger transaction as discussed, there were 1,349,853 shares of common stock outstanding.

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the business plan of the former Canada Cannabis Corp., to market and manufacture medical marijuana products for sale in Canada, became the sole business of the Company’s wholly-owned subsidiary, CCC, (ii) the Company is the parent and holding company of the subsidiary operating company, and (iii) there was a change of control whereby the former shareholders of the former Canada Cannabis Corp. obtained ownership of a controlling 75% ownership interest in the Company. On July 16, 2014, we changed our name to Canadian Cannabis Corp. to more accurately reflect current business operations. On October 3, 2014, the Company’s common shares had a forward split of 19.5:1 for all shareholders of record on that date and the Company has reflected that split in the current share count. We also changed our trading symbol from GPAY to CCAN, effective October 15, 2014, to reflect our name change.

The Company intended to pursue a business plan of operating under the newly effective Marihuana for Medical Purposes Regulation (the “MMPR”) to manufacture and market medical marijuana products in Canada and internationally, as permitted by local laws. The Company’s former management raised a significant amount of capital through private placements of equity and debt and set out to establish the business in preparation for commencing full operations in the production and supply of medical marijuana in accordance with our business plan following licensure by Health Canada, the Canadian government agency charged with enforcing the MMPR.

On April 3, 2014, the Company submitted to Health Canada an application to obtain an initial license to produce and supply medical marijuana under the MMPR and began to identify suitable properties to acquire for the purpose of establishing a large scale grow operation.

On July 4, 2014, the Company closed on the acquisition of real property, including an approximately 312,500 square foot industrial building, located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) through our consolidated VIE, 2264793 Ontario Inc., for a total consideration of CAD $13,885,000 (approximately USD $13.0 million), which included the final adjusted purchase price of CAD $13,421,000 (approximately USD $12.6 million) and land transfer taxes and related surcharges totaling CAD $464,000 (approximately USD $400,000). In connection with the acquisition of the Brampton Property, we incurred financing in the amount of CAD $9,400,000 (approximately USD $8.8 million) (the “Loan”) through 2264793 Ontario Inc., which is secured primarily by mortgage on the Brampton Property. 2264793 Ontario Inc. was required to make monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000). A portion of the building had existing leases which provided some cash flow to the Company while it worked on the MMPR license approval which partially offset the monthly interest payments on the Loan.

While the Company waited for its MMPR license application to be processed, it began renovations to the Brampton property to begin to prepare for a large scale grow operation. In addition the Company acquired a 45% stake in Growlite Canada for CAD $1 million (approximately USD $900,000) cash investment. Additionally, the Company made a CAD $3 million (approximately USD $2.7 million) loan for operating capital and business expansion.

In the course of the Company’s audit for the year ended December 31, 2014, the Company’s management at the time reviewed this investment for impairment and had made the determination the due to unfavorable changes in the market the Company would write the investment down to $800,000 which approximated the carrying value of Growlite’s inventory at December 31, 2014. Subsequent to this analysis the Company was informed that a manufacturer’s defect has been identified in Growlite’s most popular fixture that resulted in the request for all customers to stop using the product. Given the uncertainty of the value of the remaining inventory and the financial and reputational harm Growlite would incur, the Company chose to write down its investment to zero and fully provide a reserve against the loan and receivable due from Growlite during the period ended December 31, 2014.

In 2015 the Company had begun renovations on the Brampton property and ultimately received notice that it would not be approved for the MMPR license from Health Canada. At this time, in addition to the CAD 9,400,000 first mortgage the Company had on the building, it had also taken a CAD $2,300,000 second mortgage on the building and an additional CAD $2,000,000 in loans from Avonlea-Drewry Holdings Inc. (“ADH”) and certain related parties of ADH (together with ADH, the “ADH Group”) which were secured by the building. The Company began to market the building for sale in mid-2015 and was able to sell the property in January 2016 for CAD $15,500,000, which after accounting for all accrued fees was enough to satisfy all but approximately CAD $254,000 of the debt on the building to the ADH Group. The Company subsequently entered into a forbearance agreement with the ADH Group with regard to the balance owed that included an agreement for a consulting agreement with ADH for CAD $1,000,000 and a forbearance fee of CAD $250,000. ADH and its affiliates own 3,750.000 shares, approximately 8%, of the Company’s common stock.

During 2015 and 2016, the Company pursued a number of merger and acquisition candidates with various companies in the Canadian cannabis space and signed several letters of intent to acquire companies with existing MMPR licenses, but was unable to bring any of the transactions to completion. At the same time, the Company formed a wholly owned subsidiary called The Clinic Network (“TCN”). TCN was formed as a network of medical clinics across Canada to offer multidisciplinary therapies for patients that suffer from chronic pain, rheumatoid conditions. TCN was to provide patients with access to the latest medical advancements as well as pharmaceutical and cannabis-related therapies.

In August 2016, Benjamin Ward, the Company’s CEO and Director resigned. Scott Keevil, an existing shareholder, was appointed as the new CEO and Director and tasked with restructuring the Company’s debt, raising additional capital and acquiring additional business in order to restore shareholder value.

Negotiations to settle the debts owed to the ADH Group began in late 2016 and a settlement agreement was reached in March 2017, which was later revised in March 2018. Under the terms of the agreement the Company assigned the assets of TCN to ADH, agreed to make certain payments for expenses incurred in relation to its business and the settlement agreement with the ADH Group, close a private placement financing and listing transaction satisfactory to ADH and take steps to bring the Company’s SEC filings current. In exchange and upon completion of the Company’s requirements under the agreement, the ADH Group will execute a termination and release agreement, terminating the various agreements among the various ADH parties and the Company, and acknowledging that all of the debt owed to the ADH Group are satisfied in full, and releasing the Company and its parties from their obligations under the various agreements and any related claims which the ADH Group may have against the Company and its related parties. In addition, ADH transferred the assets of TCN to a related party and delivered 1,750,000 shares of Cura-Can Health Corp (“Cura-Can”), valued and CAD $1.00 per share, into an escrow account to satisfy the Company’s obligations under the settlement agreement. The shares will be sold to fund the items required to be paid by the Company under the settlement agreement. It is anticipated that by the time that all of the Company’s obligations have been met, all of the shares of Cura-Can will have been liquidated.

Once completed, the settlement agreement with the ADH Group will provide a clean slate for the Company to pursue new business opportunities with the intent of restoring shareholder value.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of USD $16,150,898 for the period from inception (January 20, 2014) through March 31, 2015. The Company has not yet established a stable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. The Company has total shareholders’ equity of USD $417,831. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements include the results of the Company from inception on January 20, 2014 through December 31, 2014 and for the quarter ended March 31, 2015. This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

The Company has assessed its investment in Growlite Canada and its relationship with 2264793 Ontario Inc. with regard to whether it is the primary beneficiary of these entities. While the Company believes it is not the primary beneficiary of Growlite Canada, it believes that it is in fact the primary beneficiary of 2264793 Ontario, Inc. and accordingly, consolidates the entity in its Condensed Consolidated Financial Statements. See “Principles of Consolidation”

Principles of Consolidation

The accompanying condensed consolidated financial statements include Canadian Cannabis Corp. (formerly, Gold Party Payday, Inc.) and Canada Cannabis Corp., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also consolidates any variable interest entities (VIEs), of which it is the primary beneficiary, as defined. In accordance with FIN 46(R), the Company believes that it meets the definition of the primary beneficiary for 2264793 Ontario Inc. and consolidates the entity in its Condensed Consolidated Financial Statements. See “Variable Interest Entities”

Property and Equipment

Building and land are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the relevant asset, generally 20 years.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company holds cash balances in both U.S. Dollars (USD) and Canadian Dollars (CAD) and places its cash equivalents with high credit quality financial institutions. All amounts in as deposits are insured up to CAD $100,000 by the Canadian Deposit and Insurance Corporation (CDIC), with Bank of Montreal (BMO) as a Member Institution. As of March 31, 2015 the Company’s cash balances held at Canadian banks was approximately CAD $4,408 (USD $3,471).

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

Advertising costs

Advertising costs are expensed as incurred. No advertising costs were incurred during the period from inception (January 20, 2014) through March 31, 2015.

Foreign Currency Transactions and Translation

The Company’s principal country of operations is Canada. The financial position and results of operations of the Company are determined using the local currency, Canadian Dollars (“CAD”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the exchange rates prevailing at the balance sheet date. The results of operations are translated from CAD to US Dollar (“USD”) at the weighted average rate of exchange during the reporting period. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the USD reporting currency are dealt with as a component of accumulated other comprehensive income (loss). Translation adjustments net of tax totaled USD ($791,857) for the period from inception (January 20, 2014) through March 31, 2015.

As of March 31, 2015, the exchange rate is CAD .7874 per U.S. Dollar. The average exchange rate for the quarter ended March 31, 2015 is CAD .8052.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in shareholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The Company had accumulated other comprehensive loss of USD $791,857 for the period from inception (January 20, 2014) through March 31, 2015.

Earnings (loss) per share

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which created a new topic in the Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” In addition to superseding and replacing nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, ASC 606 requires an entity to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also specifies the accounting of some costs to obtain or fulfill a contract with a customer and expands the disclosure requirements around contracts with customers. The Company will adopt the standard beginning October 1, 2018 using the modified retrospective method.

In February 2016, the FASB issued ASU 2016-02, “Leases (ASC 842),” which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than twelve months, with the result being the recognition of a right of use asset and a lease liability. Additionally, in July 2018, the FASB issued ASU 2018-10, “Codification Improvements to ASC 842, Leases” which provides narrow amendments to clarify how to apply certain aspects of the new leases standard. The new leases standard guidance is effective for the Company for annual reporting periods, including interim periods therein, beginning October 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments,” which clarifies existing guidance related to accounting for cash receipts and cash payments and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter of fiscal 2017. The adoption of this standard did not have a material impact on its consolidated statement of cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (ASC 718): Scope of Modification Accounting,” which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in ASC 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”) into retained earnings. The guidance allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Act’s new federal corporate income tax rate. The guidance also allows entities to elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in accumulated other comprehensive income for other reasons (e.g., prior changes in tax law, a change in valuation allowance) may not be reclassified. The standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. Entities have the option to apply the guidance retrospectively or in the period of adoption. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (ASC 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our consolidated financial statements. Refer to Note 13, “Income Taxes,” for further information.

3. NOTES PAYABLE

Notes Payable to Shareholders

At various times throughout the year ended December 31, 2014 and the quarter ended March 31, 2015, our former CEO and shareholder advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. All notes have expired and are in default. The current amount due as of March 31, 2015 is CAD $433,569, (USD $341,393).

At various times throughout the year ended December 31, 2014 and the quarter ended March 31, 2015, a shareholder advanced amounts to the company in the form of short-term loans to help the company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $1,150,000, (USD $988,885) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. The current amount due as of March 31, 2015 is CAD $1,100,000, (USD $866,142).

On November 21, 2014 the Company and 2264793 Ontario Inc, a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000, (USD $472,441) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company has the ability to extend the note on a month-by-month basis. The total interest accrued as of March 31, 2015 was CAD$114,509.

Convertible Notes

On May 24, 2014, the Company issued a convertible promissory note for USD $100,000 to an investor which has an interest rate of 10% per annum and matures on December 31, 2015. Under the terms of the agreement, the note is convertible into common shares of the Company at the option of the Holder at a conversion rate of USD $3.00 per share.

In March 2015, the Company issued two separate convertible promissory notes, each for CAD $50,000 to two separate investors. Each of the notes carried an interest rate of 10% per annum and matures on December 31, 2016. Under the agreements, each of the notes are convertible into common shares of the Company at the option of the Holders at a conversion rate of CAD $2.00 per share.

4. STOCK HOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.000001. No shares of preferred stock have been issued or are outstanding, and no rights, privileges or preferences have been determined and designated by the board of directors.

Common Stock

The Company is authorized to issue 95,000,000 shares of common stock, par value $0.000001.

Common Stock Sales

Prior management conducted the following private placements:

On January 9, 2015, the Company issued 75,000 shares of its common stock for cash consideration of CAD $2.00 per share for a total of approximately CAD $150,000 (USD $127,500).

On January 12, 2015, the Company issued 10,000 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately CAD $35,300 (USD $30,000).

On January 30, 2015, the Company issued 40,000 shares of its common stock for cash consideration of CAD $2.50 per share for a total of approximately CAD $100,000 (USD $79,000). As part of the transaction, the investor also received a two-year warrant to purchase an additional 40,000 shares of the Company’s common stock at USD $3.00 per share.

On February 8, 2015, the Company issued 40,000 shares of its common stock for cash consideration of CAD $2.50 per share for a total of approximately CAD $100,000 (USD $80,000). As part of the transaction, the investor also received a five-year warrant to purchase an additional 40,000 shares of the Company’s common stock at USD $2.50 per share.

On March 5, 2015, the Company issued 8,000 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately CAD $30,350 (USD $24,000).

On March 10, 2015 the Company issued 18,333 shares of its common stock for cash consideration of CAD $3.00 per share for a total of approximately CAD $55,000 (USD $43,450).

On March 31, 2015 the Company issued 15,000 shares of its common stock for cash consideration of CAD $3.00 per share for a total of approximately CAD $45,000 (USD $35,550).

Options:

On October 1, 2014 the Company issued 600,000 options to a contract employee for services provided to purchase shares of our common stock at $1.13 per share for a period of seven years. 250,000 of the options vested immediately and 100,000 options vest each subsequent year for three years and 50,000 vest after four years. On the date of the grant, the Company valued the options at USD $676,293 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 7 years, expected volatility of 226.68%, risk-free rate of 2.12% and no dividend yield. The expected volatility was estimated by calculating the standard deviation of daily price changes in our stock from the date of the merger to the date of the grant and the seven year constant maturity treasury rate on the date of the grant was used for the risk free rate. An expense of USD $329,852 was recognized based on the options that had vested as of December 31, 2014. During the quarter ended March 31, 2015 an expense of USD 28,179 in recognition of the vesting schedule of the remaining options.

On October 1, 2014 the Company issued 50,000 options to another contract employee for services provided to purchase shares of our common stock at $1.13 per share for a period of five years, all of which vested immediately. On the date of the grant, the Company valued the options at USD $55,890 using the Black-Scholes option pricing model with the following assumptions: expected life of the options of 5 years, expected volatility of 226.68%, risk-free rate of 1.69% and no dividend yield. The expected volatility was estimated by calculating the standard deviation of daily price changes in our stock from the date of the merger to the date of the grant and the five year constant maturity treasury rate on the date of the grant was used for the risk free rate. An expense of USD $55,890 was recognized based on the options that had vested as of December 31, 2014.

A summary of the options issued as of March 31, 2015 is as follows:

	March 31, 2015
	Shares	Weighted Average Exercise Price	Intrinsic Value
Outstanding at beginning of period	650,000	$-	$-
Issued	650,000	$1.13	$734,500
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	650,000	$1.13	$734,500
Exercisable at end of period	300,000	$1.13	$339,000

	March 31, 2015
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable
650,000	6.51	$1.13	300,000

650,000	6.51	$1.13	300,000

Warrants:

On November 10, 2014, the Company issued an aggregate of 1.2 million warrants to purchase common stock and committed to issue another 800,000 warrants to purchase our common stock The investors received 200,000 A Warrants to purchase common shares at $1.50 per share for a five year period, 400,000 B Warrants to purchase common shares at $3.00 per share for a five year period and, upon the exercise of no less than 100,000 of the B Warrants, the Company will issue to the investor 400,000 C Warrants to purchase common shares at $3.00 per share. Each of the warrants is exercisable for a five year period from issuance.

On January 3, 2015 the Company issued a three year warrant to purchase 28,000 shares of its common stock at USD $2.00 per share. On the date of the grant, the Company valued the warrants at USD $117,941 using the Black-Scholes option pricing model with the following assumptions: expected life of the warrants of 3 years, expected volatility of 147.19%, risk-free rate of 1.67% and no dividend yield. The expected volatility was estimated by calculating the standard deviation of daily price changes in our stock from the date of the merger to the date of the grant and the five year constant maturity treasury rate on the date of the grant was used for the risk free rate. An expense of USD $117,941 was recognized for the warrants during the period ended March 31, 2015.

On January 15, 2015 the Company issued a three year warrant to purchase 50,000 shares of its common stock at USD $3.00 per share. On the date of the grant, the Company valued the warrants at USD $231,490 using the Black-Scholes option pricing model with the following assumptions: expected life of the warrants of 5 years, expected volatility of 147.19%, risk-free rate of 1.32% and no dividend yield. The expected volatility was estimated by calculating the standard deviation of daily price changes in our stock from the date of the merger to the date of the grant and the five year constant maturity treasury rate on the date of the grant was used for the risk free rate. An expense of USD $231,490 was recognized for the warrants during the period ended March 31, 2015.

A summary of the warrants issued as of March 31, 2015 is as follows:

March 31, 2015
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,000,000	$2.70
Issued	151,333	$1.68
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	2,151,333	$2.70
Exercisable at end of period	1,351,333	$2.52

	March 31, 2015
Number of Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Exercisable
400,000	4.62	$1.50	400,000
28,000	2.76	$2.00	28,000
40,000	1.84	$2.50	40,000
1,683,333	4.63	$3.00	883,333
2,151,333	4.56	$2.52	1,351,333

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

The total shares issued and outstanding on March 31, 2015 were 29,910,165.

5. EARNINGS (LOSS) PER SHARE

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

The Company had 650,000 options and 2,401,333 warrants outstanding and convertible notes which are convertible into 86,301 shares as of March 31, 2015, but due to the Net loss they are not included. Therefore, there was no difference in the basic and dilutive earnings (loss) per share.

The following table sets forth the computation of basic and diluted net loss per share:

Period from
January 1, 2015
through
March 31, 2015
Net loss from continued operations	$(447,872)
Net loss from discontinued operations	(1,323,721)
Net loss	(1,771,593)

Basic weighted average outstanding shares of common stock	29,843,749
Dilutive effect of common stock equivalents	1,231,811
Diluted weighted average common stock equivalents	31,075,560

Loss per share of voting and nonvoting common stock Basic and Diluted
Continued operations	$(0.02)
Discontinued operations	$(0.04)
Total Loss per share - Basic and Diluted	$(0.06)

6. RELATED PARTY TRANSACTIONS

Legal and Other Services

The Company engaged in a Consulting and Professional services contract with a shareholder who also provided legal and other services for the Company. For the three months ended March 31, 2015, this shareholder was paid, either as an individual or through entities controlled by the individual, approximately CAD $43,400, (USD $31,173) for legal services rendered, which includes the amounts paid under the disclosed contract.

The Company incurred an additional CAD $19,072, (USD $15,107) of legal fees from another shareholder. That amount was applied to their respective note payable.

Notes Payable to Shareholders

At various times throughout the year ended December 31, 2014 and the quarter ended March 31, 2015, our former CEO and shareholder advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. All notes have expired and are in default. The current amount due as of March 31, 2015 is CAD $433,569, (USD $341,393).

At various times throughout the year ended December 31, 2014 and the quarter ended March 31, 2015, a shareholder advanced amounts to the Company in the form of short-term loans to help the company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $1,150,000, (USD $988,885) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. The current amount due as of March 31, 2015 is CAD $1,100,000, (USD $866,142).

On November 21, 2014 the Company and 2264793 Ontario Inc, a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000, (USD $472,441) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. The total interest accrued and paid as of June 2015 was CAD$183,748.

In connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,259,222, (approximately USD $3,933,000) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan was evidence by a promissory note dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,259,222 (approximately USD $3,933,000), bearing interest at a rate of 0%. 2264793 Ontario Inc. is owned by several of our directors, officers, and shareholders of Canadian Cannabis Corp.

7. Property, Plant & Equipment

The Company’s property, plant and equipment are summarized as follows:

Description	12/31/14	Change	3/31/15
Buildings and Equipment	3,981,925	363,128	4,345,053
Land	11,859,807	(250,000)	11,609,807
Impairment	-	(414,428)	(414,428)
Accumulated Depreciation	(24,268.00)	(13,752.00)	(38,020)
Total Balances in CAD	15,817,464	(315,052)	15,502,412

Balances at Cost in USD	$14,737,960	$61,309	$14,799,269

On December 31, 2014, the Company recorded a CAD $250,000, ($214,975 USD) accrual for remediation and site cleanup of the Brampton Property. This work will include excavation and disposal of impacted dirt, brick, garbage, waste, tires and chemicals. As of March 31, 2015, the accrual was reversed as the Company has purchased only minor improvements associated with the general maintenance of the building.

8. Impairment of Long-Term Asset

In January 2016 the Company sold the building and land for CAD $15,500,000 and recorded a loss on its investment of CAD $414,428, USD $326,321. As a result of the loss, we impaired the asset as of March 31, 2015 for the full value of the loss.

9. Discontinued Operations

As a result of the Company’s inability to receive an MMPR license and subsequent sale of the Brampton property, the Company determined that revenues and expenses related to this portion of the business would be classified as discontinued operations. As of March 31, 2014, we recognized the sale transaction as part of the discontinued operations and will continue to do so moving forward. Below is a summary of the discontinued operations presented in our Balance Sheet and Statement of Operations.

BALANCE SHEET

Discontinuing Operations

	March 31, 2015	December 31, 2014
ASSETS
Accounts receivable	$76,510	$ 45,845
Prepaid expenses	-	201,677
Notes receivable, related parties	-	33,480
Property, plant & equipment, net	14,799,269	14,737,960
Total Assets	$14,875,779	$15,022,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$-	$2,253,222
Accrued interest, shareholders	113,456	-
Mortgage payable	7,529,488	8,083,060
Accrued stock payable	-	209,992
Customer deposits	39,352	-
Notes payable	164,491	-
I/C Notes payable	3,725,848	-
Notes payable to shareholders, net of discount	1,794,149	1,951,918
Total Liabilities	13,366,784	12,498,192

Total Stockholders’ Equity	1,508,995	2,524,241
Total Liabilities and Stockholders’ Equity	$14,875,779	$15,022,433

STATEMENT OF OPERATIONS

Discontinuing Operations

	March 31, 2015	March 31, 2014
Rental income	$102,306	$-

OPERATING EXPENSES:
Consulting fees	323,932	512,014
Professional fees	45,977	151,842
General and administrative	533,641	78,308
	903,550	742,164

Loss from discontinued operations	(801,244)	(742,164)

OTHER INCOME (EXPENSE)
Interest expense, shareholders	(42,534)	(1,951)
Interest expense	(116,029)	-
Interest income	69	-
Loss on impairment of asset	(333,721)	-
Foreign currency gain (loss), net	(30,262)	(53,879)
Total Other Income (Expense)	(522,477)	(55,830)
Net loss from discontinued operations	$(1,323,721)	$(797,994)

Loss per share on discontinued operations - Basic and Diluted	$(0.04)	$(0.72)

Weighted Average Common Shares Outstanding - Basic	29,843,749	1,107,794

10. Subsequent Events

In 2015, the Company began renovations on the Brampton property and ultimately received notice that it would not be approved for the MMPR license from Health Canada. At this time, in addition to the CAD 9,400,000 first mortgage the Company had on the building, it had also taken a CAD $2,300,000 second mortgage on the building and an additional CAD $2,000,000 in loans from Avonlea-Drewry Holdings Inc. (“ADH”) and certain related parties of ADH (together with ADH, the “ADH Group”) which were secured by the building. The Company began to market the building for sale in mid-2015 and was able to sell the property in January 2016, for CAD $15,500,000, which after accounting for all accrued fees was enough to satisfy all but approximately CAD $254,000 of the debt on the building to the ADH Group. The Company subsequently entered into a forbearance agreement with the ADH Group with regard to the balance owed that included an agreement for a consulting agreement with ADH for CAD $1,000,000 and a forbearance fee of CAD $250,000. ADH and its affiliates own 3,750.000 shares, approximately 8%, of the Company’s common stock.

In October 2015, the Company entered into a letter of intent to acquire The Hydropothecary Corporation (“Hydropothecary”). Under the agreement, the Company paid a non-refundable deposit of CAD $1,000,000 consisting of two CAD $500,000 tranches. If the letter of intent was not followed by a Definitive Agreement, the deposit was to be converted into common shares of Hydropothecary at a price of CAD $4.00 per share. The CAD $1,000,000 deposit was funded by loans from Avonlea Ventures, Inc. (“Avonlea”) which were secured by the Brampton property. On January 29, 2016, the Company sold the Brampton property and repaid all loans that had encumbered the property including the loans to Avonlea. In early 2016, when the Hydropothecary transaction was terminated and the Company was issued 250,000 shares of Hydropothecary stock valued and CAD $1,000,000, the loans used to fund the deposit had already been repaid, so the Company’s then management used those shares to repay another shareholder loan from a former Director in the amount of CAD $1,000,000.

During 2015 and 2016, the Company pursued a number of merger and acquisition candidates with various companies in the Canadian cannabis space and signed several letters of intent to acquire companies with existing MMPR licenses, but was unable to complete any of the transactions. At the same time, the Company formed a wholly owned subsidiary called The Clinic Network (“TCN”). TCN was formed as a network of medical clinics across Canada to offer multidisciplinary therapies for patients that suffer from chronic pain, rheumatoid conditions. TCN was to provide patients with access to the latest medical advancements as well as pharmaceutical and cannabis-related therapies.

In August 2016, Benjamin Ward, the Company’s CEO and Director resigned. Scott Keevil, an existing shareholder, was appointed as the new CEO and Director and tasked with restructuring the Company’s debt, raising additional capital and acquiring additional business in order to restore shareholder value.

Negotiations to settle the debts owed to the ADH Group began in late 2016 and a settlement agreement was reached in March 2017, which was later revised and settled in March 2018. Under the terms of the agreement the Company assigned the assets of TCN to ADH, agree to make certain payments for expenses incurred in relation to its business and the settlement agreement with the ADH Group, close a private placement financing and listing transaction satisfactory to ADH and take steps to bring the Company’s SEC filings current. In exchange and upon completion of the Company’s requirements under the agreement, the ADH Group will execute a termination and release agreement, terminating the various agreements among the various ADH parties and the Company, and acknowledging that all of the debt owed to the ADH Group are satisfied in full, and releasing the Company and its parties from their obligations under the various agreements and any related claims which the ADH Group may have against the Company and its related parties. In addition, ADH transferred the assets of TCN to a related party and delivered 1,750,000 shares of Cura-Can Health Corp (“Cura-Can”), valued and CAD $1.00 per share, into an escrow account to satisfy the Company’s obligations under the settlement agreement. The shares will be sold to fund the items required to be paid by the Company under the settlement agreement. It is anticipated that by the time that all of the Company’s obligations have been met, all of the shares of Cura-Can will have been liquidated.

Once completed, the settlement agreement with the ADH Group will provide a clean slate for the Company to pursue new business opportunities with the intent of restoring shareholder value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Overview

Canadian Cannabis Corp. (“CCC”, “the Company” “we” or “us”) was originally incorporated on September 19, 2011, under the laws of the State of Delaware as Gold Party Payday, Inc. At that time, the Company’s business operations consisted of organizing events and parties in which guests bring their unwanted jewelry, scrap gold and silver, coins and other gold and silver items to sell to the Company at a discount, after which the Company resold the items to refineries.

Canada Cannabis Corp. was incorporated in the Province of Ontario, Canada on January 20, 2014. Canada Cannabis Corp. planned to cultivate and distribute medical marijuana in Canada pursuant to a license which was expected to be issued by Health Canada. Canada Cannabis Corp.’s planned business was to cultivate Cannabis for medical marijuana purposes and distribute directly to patients throughout Canada and export to international markets, where an existing framework and legislation existed for medical marijuana.

On May 21, 2014, the Company consummated a merger agreement (the “Merger Agreement”) with 2418146 Ontario Inc., an Ontario (Canada) corporation (“GPAY Sub”), which was our wholly-owned subsidiary formed for purposes of consummating the Merger Agreement, and Canada Cannabis Corp. Pursuant to the terms of the Merger Agreement, Canada Cannabis Corp. and GPAY Sub executed and filed Articles of Amalgamation pursuant to the Ontario Business Corporations Act to consummate the amalgamation. Pursuant to the terms of the Merger Agreement, the company resulting from the amalgamation (“CCC-Sub”) is a wholly-owned subsidiary of the Company and retained the Canada Cannabis Corp. name and business, and each of the predecessor companies ceased. Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common stock of Canada Cannabis Corp. held by its Shareholders for shares of common stock of the Company on a 1:19.5 basis. At the closing of the Merger Agreement, there were approximately 19,822,635 shares of Canada Cannabis Corp. common stock outstanding, which were exchanged for 1,016,503 new shares of the Company’s common stock, par value of $0.000001 per share. At the closing of the agreement, Gold Party Payday, Inc. had 333,350 shares of common stock issued outstanding and no preferred stock. After the effects of the merger transaction as discussed, there were 1,349,853 shares of common stock outstanding.

As a result of the transactions effected by the Merger Agreement and the Transfer Agreement, (i) the business plan of the former Canada Cannabis Corp., to market and manufacture medical marijuana products for sale in Canada, became the sole business of the Company’s wholly-owned subsidiary, CCC, (ii) the Company is the parent and holding company of the subsidiary operating company, and (iii) there was a change of control whereby the former shareholders of the former Canada Cannabis Corp. obtained ownership of a controlling 75% ownership interest in the Company. On July 16, 2014, we changed our name to Canadian Cannabis Corp. to more accurately reflect current business operations. On October 3, 2014, the Company’s common shares had a forward split of 19.5:1 for all shareholders of record on that date and the Company has reflected that split in the current share count. We also changed our trading symbol from GPAY to CCAN, effective October 15, 2014, to reflect our name change.

The Company intended to pursue a business plan of operating under the newly effective Marihuana for Medical Purposes Regulation (the “MMPR”) to manufacture and market medical marijuana products in Canada and internationally, as permitted by local laws. The Company’s former management raised a significant amount of capital through private placements of equity and debt and set out to establish the business in preparation for commencing full operations in the production and supply of medical marijuana in accordance with our business plan following licensure by Health Canada, the Canadian government agency charged with enforcing the MMPR.

On April 3, 2014, the Company submitted to Health Canada an application to obtain an initial license to produce and supply medical marijuana under the MMPR and began to identify suitable properties to acquire for the purpose of establishing a large scale grow operation.

On July 4, 2014, the Company closed on the acquisition of real property, including an approximately 312,500 square foot industrial building, located at 98-102 Rutherford Road South, Brampton, Ontario (the “Brampton Property”) through our consolidated VIE, 2264793 Ontario Inc., for a total consideration of CAD $13,885,000 (approximately USD $13.0 million), which included the final adjusted purchase price of CAD $13,421,000 (approximately USD $12.6 million) and land transfer taxes and related surcharges totaling CAD $464,000 (approximately USD $400,000). In connection with the acquisition of the Brampton Property, we incurred financing in the amount of CAD $9,400,000 (approximately USD $8.8 million) (the “Loan”) through 2264793 Ontario Inc., which is secured primarily by mortgage on the Brampton Property. 2264793 Ontario Inc. was required to make monthly interest only payments on the Loan in the amount of CAD $78,333 (approximately USD $73,000). A portion of the building had existing leases which provided some cash flow to the Company while it worked on the MMPR license approval which partially offset the monthly interest payments on the Loan.

While the Company waited for its MMPR license application to be processed, it began renovations to the Brampton property to begin to prepare for a large scale grow operation. In addition the Company acquired a 45% stake in Growlite Canada for CAD $1 million (approximately USD $900,000) cash investment. Additionally, the Company made a CAD $3 million (approximately USD $2.7 million) loan for operating capital and business expansion.

In the course of the Company’s audit for the year ended December 31, 2014, the Company’s management at the time reviewed this investment for impairment and had made the determination the due to unfavorable changes in the market the Company would write the investment down to $800,000 which approximated the carrying value of Growlite’s inventory at December 31, 2014. Subsequent to this analysis the Company was informed that a manufacturer’s defect has been identified in Growlite’s most popular fixture that resulted in the request for all customers to stop using the product. Given the uncertainty of the value of the remaining inventory and the financial and reputational harm Growlite would incur, the Company chose to write down its investment to zero and fully provide a reserve against the loan and receivable due from Growlite during the period ended December 31, 2014.

In 2015 the Company had begun renovations on the Brampton property and ultimately received notice that it would not be approved for the MMPR license from Health Canada. At this time, in addition to the CAD 9,400,000 first mortgage the Company had on the building, it had also taken a CAD $2,300,000 second mortgage on the building and an additional CAD $2,000,000 in loans from Avonlea-Drewry Holdings Inc. (“ADH”) and certain related parties of ADH (together with ADH, the “ADH Group”) which were secured by the building. The Company began to market the building for sale in mid-2015 and was able to sell the property in January 2016 for CAD $15,500,000, which after accounting for all accrued fees was enough to satisfy all but approximately CAD $254,000 of the debt on the building to the ADH Group. The Company subsequently entered into a forbearance agreement with the ADH Group with regard to the balance owed that included an agreement for a consulting agreement with ADH for CAD $1,000,000 and a forbearance fee of CAD $250,000. ADH and its affiliates own 3,750.000 shares, approximately 8%, of the Company’s common stock.

During 2015 and 2016, the Company pursued a number of merger and acquisition candidates with various companies in the Canadian cannabis space and signed several letters of intent to acquire companies with existing MMPR licenses, but was unable to bring any of the transactions to completion. At the same time, the Company formed a wholly owned subsidiary called The Clinic Network (“TCN”). TCN was formed as a network of medical clinics across Canada to offer multidisciplinary therapies for patients that suffer from chronic pain, rheumatoid conditions. TCN was to provide patients with access to the latest medical advancements as well as pharmaceutical and cannabis-related therapies.

In August 2016, Benjamin Ward, the Company’s CEO and Director resigned. Scott Keevil, an existing shareholder, was appointed as the new CEO and Director and tasked with restructuring the Company’s debt, raising additional capital and acquiring additional business in order to restore shareholder value.

Negotiations to settle the debts owed to the ADH Group began in late 2016 and a settlement agreement was reached in March 2017, which was later revised in March 2018. Under the terms of the agreement the Company assigned the assets of TCN to ADH, agreed to make certain payments for expenses incurred in relation to its business and the settlement agreement with the ADH Group, close a private placement financing and listing transaction satisfactory to ADH and take steps to bring the Company’s SEC filings current. In exchange and upon completion of the Company’s requirements under the agreement, the ADH Group will execute a termination and release agreement, terminating the various agreements among the various ADH parties and the Company, and acknowledging that all of the debt owed to the ADH Group are satisfied in full, and releasing the Company and its parties from their obligations under the various agreements and any related claims which the ADH Group may have against the Company and its related parties. In addition, ADH transferred the assets of TCN to a related party and delivered 1,750,000 shares of Cura-Can Health Corp (“Cura-Can”), valued and CAD $1.00 per share, into an escrow account to satisfy the Company’s obligations under the settlement agreement. The shares will be sold to fund the items required to be paid by the Company under the settlement agreement. It is anticipated that by the time that all of the Company’s obligations have been met, all of the shares of Cura-Can will have been liquidated.

Once completed, the settlement agreement with the ADH Group will provide a clean slate for the Company to pursue new business opportunities with the intent of restoring shareholder value.

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

Three Months Ended March 31, 2015 and March 31, 2014

Revenue. Revenue for the three months ended March 31, 2015 and March 31, 2014 was USD $0.

Consulting Fees. Consulting fees for the three months ended March 31, 2015 and March 31, 2014 were USD $0.

Professional Fees. Professional fees for the three months ended March 31, 2015 and March 31, 2014 were USD $0.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 were USD $447,872. General and administrative expenses for the three months ended March 31, 2014 were USD $182,739. The expenditure of funds for general and administrative expenses is primarily services related to being a public company

Net Income (loss) from continued operations. For the three months ended March 31, 2015, we incurred a net loss from continued operations of USD $(447,872). For the three months ended March 31, 2014, we incurred a net loss from continued operations of USD $(182,739). The net losses were primarily a result of operating expenses without current revenue.

Net Income (loss) from discontinued operations. For the three months ended March 31, 2015, we incurred a net loss from discontinued operations of USD $(1,323,721). For the three months ended March 31, 2014, we incurred a net loss from discontinued operations of USD $(797,994).

Liquidity and Capital Resources

In connection with the Transfer Agreement discussed above, as of May 21, 2014, we divested all the assets related to the former operations of the Company and discontinued those operations in favor of pursuing our new business plan. Additionally, the Company’s Current Report on Form 8-K disclosing the transactions effected by the Merger and Transfer Agreement included audited financial statements of Canada Cannabis Corp. from its period of inception (January 20, 2014) through March 31, 2014, and unaudited pro-forma financial statements of the combined companies for the three months ended March 31, 2014. We believe the inclusion of comparisons to periods during which the Company was under prior control and management and business of the Company was wholly different than the current business could be misleading given the complete transition of the Company’s management and business plan, as well as the complete discontinuance of the prior business and divestiture of related assets. As such, the discussion of our liquidity and capital resources and our results of operations for the three months ended March 31, 2015 and 2014.

Net cash provided by (used in) operating activities. During the three months ended March 31, 2015, net cash used in operating activities from continuing operations and discontinuing operations was USD $(179,657) and USD $143,453, respectively. During the three months ended March 31, 2014, net cash used in operating activities from continuing operations and discontinuing operations was USD $(9,358) and USD $1,557,455, respectively. Operating activities during the three months ended March 31, 2015 and 2014 were primarily the result of net loss incurred during the period, changes in accounts payable and accrued accounts payable, and decreases in building expenses associated with discontinuing operations.

Net cash provided by (used in) investing activities. During the three months ended March 31, 2015 and 2014, net cash used in investing activities from continuing operations was USD $(-0-) and USD $(6,492,141), respectively. The cash flow used in investing activities from discontinuing operations during the three months ended March 31, 2014 was primarily the result of an investment in Growlite (approximately USD $3.6 million) and the acquisition of the Brampton Property (approximately USD $4.2 million).

Net cash provided by (used in) financing activities. During the three months ended March 31, 2015 and March 31, 2014, net cash provided by financing activities from discontinuing operations was USD $3,533,559 and USD $9367,039, respectively. The cash flow provided by financing activities from discontinued operations during the three months ended March 31, 2014 was primarily the result of proceeds from the sale of common stock (approximately USD $7.5 million) and the net proceeds from the issuance of notes payable to shareholders less repayments to shareholders (approximately USD $1.8 million). During the three months ended March 31, 2015, financing activities from discontinuing operations was the result of proceeds from notes payable and notes payable, shareholders.

As of March 31, 2015, we had cash on hand of USD $3,471, and current liabilities of USD $14,461,419. We have incurred a loss since inception resulting in an accumulated deficit of USD $16,150,898. We do not have sufficient capital to operate our business and will require additional funding to sustain operations through December 2015.

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

As a result of the Company’s inability to receive an MMPR license and subsequent sale of the Brampton property, the Company determined that revenues and expenses related to this portion of the business would be classified as discontinued operations. As of March 31, 2014, we recognized the sale transaction as part of the discontinued operations and will continue to do so moving forward. Below is a summary of the discontinued operations presented in our Balance Sheet and Statement of Operations.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In the course of its start-up activities, we have sustained operating and cash flow losses and expect to incur an operating and cash flow losses for 2015. The Company has generated a limited amount of revenue and has not achieved profitable operations or positive cash flows from operations. These factors raise substantial doubt about our ability to continue as a going concern. We will continue targeting sources of additional financing to provide continuation of our operations. There can be no assurance that the Company will be able to continue to obtain funding with acceptable terms, or that we will be able to achieve revenues sufficient to become profitable, in which case we may be unable to meet our obligations and we may cease operations. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Seasonality

Although we are not yet engaged in material operations with respect to our new business plan, we do not expect that our business will be seasonal.

Recent Developments

In 2015 the Company had begun renovations on the Brampton property and ultimately received notice that it would not be approved for the MMPR license from Health Canada. At this time, in addition to the CAD 9,400,000 first mortgage the Company had on the building, it had also taken a CAD $2,300,000 second mortgage on the building and an additional CAD $2,000,000 in loans from Avonlea-Drewry Holdings Inc. (“ADH”) and certain related parties of ADH (together with ADH, the “ADH Group”) which were secured by the building. The Company began to market the building for sale in mid-2015 and was able to sell the property in January 2016 for CAD $15,500,000, which after accounting for all accrued fees was enough to satisfy all but approximately CAD $254,000 of the debt on the building to the ADH Group. The Company subsequently entered into a forbearance agreement with the ADH Group with regard to the balance owed that included an agreement for a consulting agreement with ADH for CAD $1,000,000 and a forbearance fee of CAD $250,000. ADH and its affiliates own 3,750.000 shares, approximately 8%, of the Company’s common stock.

In October 2015, the Company entered into a letter of intent to acquire The Hydropothecary Corporation (“Hydropothecary”). Under the agreement, the Company paid a non-refundable deposit of CAD $1,000,000 consisting of two CAD $500,000 tranches. If the letter of intent was not followed by a Definitive Agreement, the deposit was to be converted into common shares of Hydropothecary at a price of CAD $4.00 per share. The CAD $1,000,000 deposit was funded by loans from Avonlea Ventures, Inc. (“Avonlea”) which were secured by the Brampton property. On January 29, 2016, the Company sold the Brampton property and repaid all loans that had encumbered the property including the loans to Avonlea. In early 2016, when the Hydropothecary transaction was terminated and the Company was issued 250,000 shares of Hydropothecary stock valued and CAD $1,000,000, the loans used to fund the deposit had already been repaid, so the Company’s then management used those shares to repay another shareholder loan from a former Director in the amount of CAD $1,000,000.

During 2015 and 2016, the Company pursued a number of merger and acquisition candidates with various companies in the Canadian cannabis space and signed several letters of intent to acquire companies with existing MMPR licenses, but was unable to bring any of the transactions to completion. At the same time, the Company formed a wholly owned subsidiary called The Clinic Network (“TCN”). TCN was formed as a network of medical clinics across Canada to offer multidisciplinary therapies for patients that suffer from chronic pain, rheumatoid conditions. TCN was to provide patients with access to the latest medical advancements as well as pharmaceutical and cannabis-related therapies.

In August 2016, Benjamin Ward, the Company’s CEO and Director resigned. Scott Keevil, an existing shareholder, was appointed as the new CEO and Director and tasked with restructuring the Company’s debt, raising additional capital and acquiring additional business in order to restore shareholder value.

Negotiations to settle the debts owed to the ADH Group began in late 2016 and a settlement agreement was reached in March 2017, which was later revised and settled in March 2018. Under the terms of the agreement the Company assigned the assets of TCN to ADH, agree to make certain payments for expenses incurred in relation to its business and the settlement agreement with the ADH Group, close a private placement financing and listing transaction satisfactory to ADH and take steps to bring the Company’s SEC filings current. In exchange and upon completion of the Company’s requirements under the agreement, the ADH Group will execute a termination and release agreement, terminating the various agreements among the various ADH parties and the Company, and acknowledging that all of the debt owed to the ADH Group are satisfied in full, and releasing the Company and its parties from their obligations under the various agreements and any related claims which the ADH Group may have against the Company and its related parties. In addition, ADH transferred the assets of TCN to a related party and delivered 1,750,000 shares of Cura-Can Health Corp (“Cura-Can”), valued and CAD $1.00 per share, into an escrow account to satisfy the Company’s obligations under the settlement agreement. The shares will be sold to fund the items required to be paid by the Company under the settlement agreement. It is anticipated that by the time that all of the Company’s obligations have been met, all of the shares of Cura-Can will have been liquidated.

Once completed, the settlement agreement with the ADH Group will provide a clean slate for the Company to pursue new business opportunities with the intent of restoring shareholder value.

Related Party Transactions

Legal and Other Services

The Company engaged in a Consulting and Professional services contract with a shareholder who also provided legal and other services for the Company. For the three months ended March 31, 2015, this shareholder was paid, either as an individual or through entities controlled by the individual, approximately CAD $43,400, (USD $31,173) for services rendered, which includes the amounts paid under the disclosed contract.

The Company incurred an additional CAD $19,072, (USD $15,107) of legal fees from another shareholder. That amount was applied to their respective note payable.

Notes Payable to Shareholders

At various times throughout the year ended December 31, 2014 and the quarter ended March 31, 2015, our former CEO and shareholder advanced amounts to the Company in the form of short-term loans to help the Company with operating capital as needed. All notes have expired and are in default. The current amount due as of March 31, 2015 is CAD $433,569, (USD $341,393).

At various times throughout the year ended December 31, 2014 and the quarter ended March 31, 2015, a shareholder advanced amounts to the Company in the form of short-term loans to help the company with operating capital as needed. On December 15, 2014 these notes, totaling CAD $1,150,000, (USD $988,885) were consolidated into a one-year interest free note. The note matures December 15, 2015 but the Company may prepay the note upon receiving adequate funding. The current amount due as of March 31, 2015 is CAD $1,100,000, (USD $866,142).

On November 21, 2014 the Company and 2264793 Ontario Inc, a consolidated VIE of the Company, jointly issued a promissory note to Crimson Capital, LLC for CAD $600,000, (USD $472,441) to be used for various expenses related to our Brampton property. The note bears a 54% per annum interest rate and matured on February 21, 2015, however the Company had the ability to extend the note on a month-by-month basis. The loan was repaid in June 2015. The total interest accrued and paid as of June 2015 was CAD$183,748.

In connection with the acquisition of the Brampton Property, the Company loaned to 2264793 Ontario Inc. the amount of CAD $4,259,222, (approximately USD $3,933,000) to fund a portion of the down payment on the Brampton Property (the “Down Payment Loan”). This Down Payment Loan was evidence by a promissory note dated December 31, 2015 made by 2264793 Ontario Inc. in favor of the Company in the amount of CAD $4,259,222 (approximately USD $3,933,000), bearing interest at a rate of 0%. 2264793 Ontario Inc. is owned by several of our directors, officers, and shareholders of Canadian Cannabis Corp.

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

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

Prior management conducted the following private placements:

Equity Transactions:

On January 9, 2015, the Company issued 75,000 shares of its common stock for cash consideration of CAD $2.00 per share for a total of approximately CAD $150,000 (USD $127,500).

On January 12, 2015, the Company issued 10,000 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately CAD $35,300 (USD $30,000).

On January 30, 2015, the Company issued 40,000 shares of its common stock for cash consideration of CAD $2.50 per share for a total of approximately CAD $100,000 (USD $79,000). As part of the transaction, the investor also received a two year warrant to purchase an additional 40,000 shares of the Company’s common stock at USD $3.00 per share.

On February 8, 2015, the Company issued 40,000 shares of its common stock for cash consideration of CAD $2.50 per share for a total of approximately CAD $100,000 (USD $80,000). As part of the transaction, the investor also received a five year warrant to purchase an additional 40,000 shares of the Company’s common stock at USD $2.50 per share.

On March 5, 2015, the Company issued 8,000 shares of its common stock for cash consideration of USD $3.00 per share for a total of approximately CAD $30,350 (USD $24,000).

On March 10, 2015 the Company issued 18,333 shares of its common stock for cash consideration of CAD $3.00 per share for a total of approximately CAD $55,000 (USD $43,450).

On March 31, 2015 the Company issued 15,000 shares of its common stock for cash consideration of CAD $3.00 per share for a total of approximately CAD $45,000 (USD $35,550).

Convertible Notes:

In March 2015, the Company issued two separate convertible promissory notes, each in the amount of CAD $50,000 to two separate investors. Each of the notes carried an interest rate of 10% per annum and mature on December 31, 2016. Under the agreements, each of the notes are convertible into common shares of the Company at the option of the Holders at a conversion rate of CAD $2.00 per share.

The transactions described above and the shares of common stock involved were exempt from registration provided by Section 4(2) of the Securities Act.

(b) Use of Proceeds.

Not Applicable.

(c) Affiliated Purchases of Common Stock.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description

*2.1	Merger Agreement, by and among the Company, 2418146 Ontario Inc. and Canada Cannabis Corp., entered into on May 14, 2014

*2.2	Business Transfer and Indemnity Agreement by and between the Company and Tatum L, Morita, entered into on May 14, 2014

*2.3	Articles of Amalgamation

*3.1	Certificate of Incorporation, as amended July 16, 2014

*3.2	By-laws

10.1	Form of Subscription Agreement by and among Canadian Cannabis Corp. and various accredited investors dated November 10, 2014

10.2	Promissory Note, by and among 2264793 Ontario Inc., Canadian Cannabis Corp. and Crimson Capital, LLC, entered into on November 21, 2014

10.3	Referral Agreement, by and between Canadian Cannabis Corp. and Crimson Capital Investments, LLC, entered into on November 1, 2014

10.4	Promissory Note, by and between 2264793 Ontario Inc. and Canadian Cannabis Corp., entered into on December 31, 2014

10.5	Security Agreement, by and between Canada Cannabis Corp. and 2393245 Ontario Inc. c.o.b. Growlite Canada, made effective as of March 31, 2014

*10.6	Agreement of Purchase and Sale, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on April 1, 2014

*10.7	Extension Letter, by and among Canada Cannabis Corp., I.L. Rosen Limited, Time Holdings Limited and Tanak Group Ltd., entered into on May 16, 2014

*10.8	Mortgage, by and among 2264793 Ontario Inc., Rescom Capital, C&K Mortgage Services Inc. and The Bank of Nova Scotia Trust Company, entered into on July 4, 2014

*10.9	Consulting Agreement, in the form entered into by and between Canada Cannabis Corp. and each of Benjamin Ward, John Esteireiro, Peter Strang, and Silvio Serrano, each dated January 21, 2014

*10.10	Employment Agreement, entered into by and between Canada Cannabis Corp. and Benjamin Ward, dated March 21, 2014

*10.11	Acquisition Agreement, by and among Canada Cannabis Corp., 2393245 Ontario Inc. c.o.b. Growlite Canada and Silvio Serrano, entered into on March 31, 2014

*10.12	Loan Agreement, by and between Canada Cannabis Corp. and 2393245 Ontario Inc. c.o.b. Growlite Canada, entered into on March 31, 2014

*10.13	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward, entered into on June 18, 2014

*10.14	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro, entered into on June 18, 2014

*10.15	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on June 18, 2014

*10.16	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro, entered into on June 26, 2014

*10.17	Promissory Note, by and between Canadian Cannabis Corp. and Wildhaus Capital Schweiz AG, entered into on July 4, 2014

*10.18	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward in the principal amount of CAD $318,000, entered into on July 4, 2014

*10.19	Promissory Note, by and between Canadian Cannabis Corp. and Silvio Serrano, entered into on July 4, 2014

*10.20	Promissory Note, by and between Canadian Cannabis Corp. and Benjamin Ward in the principal amount of CAD $932,526, entered into on December 31, 2014

*10.21	Promissory Note, by and between Canadian Cannabis Corp. and John Esteireiro in the principal amount of CAD $1,150,000, entered into on December 31, 2014

†31.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

‡32.1	Certification of our Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included in previously filed reporting documents.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	Filed herewith
‡	Furnished herewith

(a)	Exhibits. See Index to Exhibits, which is incorporated by reference in this Item. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this annual report.

(b)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2018.

Canadian Cannabis Corp.

By:	/s/ Scott Keevil
Scott Keevil
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Chief Accounting Officer), President and Director

